Form 10QSB
period 2007-02-28
Acting Scout Inc.
filed 2007-04-23
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

Commission File Number: 333-137888

ACTING SCOUT INC.
(Name of Small Business Issuer in its charter)

Nevada	N/A
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

PH1 – 989 Beatty Street, Vancouver, British Columbia, Canada V6Z 3C2
(Address of principal executive offices)

(604) 408-6955
Issuer’s telephone number

Not Applicable
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Exchange Act) Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section
12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES [   ] NO [   ]   N/A

i

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 20, 2007, the registrant’s outstanding common stock consisted of 11,023,000 shares.

Transitional Small Business Disclosure Format (Check one): YES [   ]   NO [X]

ii

iii

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

Certain statements in this filing that relate to financial results, projections, future plans, events, or performance are forward-looking statements and involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Acting Scout Inc.’s actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and the company assumes no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein. Unless otherwise noted, all dollar references herein are in US dollars.

Item 1. Financial Statements.

Acting Scout Inc.
(A Development Stage Company)
February 28, 2007
(unaudited)

Acting Scout Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)

	February 28,	May 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	6,000	29,621
Total Current Assets	6,000	29,621
Deferred Costs (Note 2(e))	28,400	–
Total Assets	34,400	29,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	19,885	–
Accrued liabilities	1,281	–
Due to related party (Note 3(a))	35,953	36,911
Current portion of loan payable (Note 4)	1,355	–
Total Current Liabilities	58,474	36,911
Loan payable (Note 4)	4,548	–
Total Liabilities	63,022	36,911
Commitments and Contingencies (Note 1)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
10,000,000 shares issued and outstanding	1,000	1,000
Donated Capital (Note 3(b))	7,500	750
Deficit Accumulated During the Development Stage	(37,122)	(9,040)
Total Stockholders’ Deficit	(28,622)	(7,290)
Total Liabilities and Stockholders’ Deficit	34,400	29,621

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated for the
	period from			For the period from
	April 25, 2006	Three Months	Nine Months	April 25, 2006
	(Date of inception)	Ended	Ended	(Date of inception)
	To February 28,	February 28,	February 28,	To May 31,
	2007	2007	2007	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses

General and administrative (Note 3)	15,365	3,444	9,916	5,449
Interest expense	128	128	128	–
Professional fees	21,629	7,143	18,038	3,591

Total Expenses	37,122	10,715	28,082	9,040

Net Loss	(37,122)	(10,715)	(28,082)	(9,040)

Net Loss Per Share – Basic and Diluted		–	–	–

Weighted Average Shares Outstanding		10,000,000	10,000,000	9,722,000

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the period from		For the period from
	April 25, 2006	Nine Months	April 25, 2006
	(Date of inception)	Ended	(Date of inception)
	To February 28,	February 28,	To May 31,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss for the period	(37,122)	(28,082)	(9,040)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	7,500	6,750	750
Change in operating assets and liabilities:
Accounts payable	19,885	19,885	–
Accrued liabilities	1,281	1,281	–
Due to related party	3,901	–	3,901
Net Cash Used In Operating Activities	(4,555)	(166)	(4,389)
Financing Activities
Deferred offering costs	(28,400)	(28,400)	–
Advances from a related party	45,087	12,077	33,010
Repayments to a related party	(13,035)	(13,035)	–
Proceeds from issuance of common stock	1,000	–	1,000
Proceeds from loan payable	5,903	5,903	–
Net Cash Provided By (Used in) Financing Activities	10,555	(23,455)	34,010
Increase (Decrease) in Cash	6,000	(23,621)	29,621
Cash - Beginning of Period	–	29,621	–
Cash - End of Period	6,000	6,000	29,621

Supplemental Disclosures
Interest paid	89	89	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(unaudited)

1.	Development Stage Company

Acting Scout Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company is located in British Columbia, Canada and its principal business is to provide the means of linking actors and models with casting agents directly through its website, which it launched in September of 2006. The business is focused primarily on the North American market.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $52,474 and accumulated losses of $37,122 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s amended SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on February 27, 2007, to register 9,000,000 shares of common stock, of which 6,000,000 shares were offered for sale by the Company at $0.05 per share for gross proceeds of $300,000 and 3,000,000 shares were for resale by the sole Director of the Company at $0.05 per share. The Company will not receive any proceeds from the resale of shares of common stock by the sole Director of the Company. As at February 28, 2007, the Company has incurred $28,400 in legal costs related to the SB-2 offering which are deferred and will be netted against proceeds upon completion of the offering.

On April 2, 2007, the Company issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for gross proceeds of $51,150.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Acting  Scout Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Deferred Offering Costs

The Company defers costs associated with offering of shares from treasury. These costs will be netted against proceeds from related share issuances. If the share offering fails to complete, the costs will be charged to operations. As at February 28, 2007, the Company had incurred $28,400 in legal costs towards the SB-2 offering.

f)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and membership fees are received by the Company. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. There has been no revenue for the period from inception to February 28, 2007.

g)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

i)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Acting Scout Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Website Development Costs

The Company capitalizes website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

k)	Financial Instruments

The fair value of financial instruments, which include cash, deferred costs, accounts payable, accrued liabilities, amounts due to a related party and loan payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)	Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options or share based payments since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

o)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Acting Scout Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Acting Scout Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

a)

During the nine months ended February 28, 2007, the President of the Company advanced $12,077 in cash to the Company and was repaid $13,035 by the Company. At February 28, 2007, the Company owes $35,953 to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

b)

During the nine months ended February 28, 2007, the Company recognized a total of $4,500 for donated services at $500 per month and $2,250 for donated rent at $250 per month provided by the President of the Company.

4.	Loan Payable

On December 1, 2006, the Company obtained a bank loan in the amount of $6,116 (CDN$7,100), bearing interest at 8.75% per annum The loan is repayable over four years by 48 monthly payments of CDN$176, including principal and interest. As at February 28, 2007, the Company recognized interest expense of $128. Future repayments of the principal for the next five fiscal years are as follows:

$
2007	331
2008	1,383
2009	1,510
2010	1,648
2011	1,031
5,903
Less current portion	(1,355)
4,548

5.	Subsequent Event

On April 2, 2007, the Company issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for gross proceeds of $51,150.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Acting Scout Inc. ("we", "us", "Acting Scout") is a development stage company and our efforts have been principally devoted to developing and promoting a website and internet utility, www.actingscout.com, through which we provide talent agency and referral services to actors, models, talent agents, and casting professionals in the film, television, advertising and theatre industries. The primary function of www.actingscout.com is to host and manage a database of talent profiles and portfolios (including resumes, pictures and demo reels) that is accessible to a private international membership of professional talent agents, scouts and casting directors. Actors or models using www.actingscout.com may pay membership dues and additional fees to benefit from a number of exclusive services, such as the ability to post more extensive profiles, to monitor interest in their profiles, and to access directories of talent agents and other industry professionals. www.actingscout.com is an innovative service that provides the casting market with a convenient and cost-effective means in accomplishing accurate employment matches. The business is focused primarily on the North American market, with future phases of the service expanding into Australia and Europe.

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability sustain operations and to expand the market for our products.

Acting Scout's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Acting Scout will attain profitable status and improve its liquidity through the continued development of its products and establishing a profitable market for Acting Scout's products and additional equity investment in Acting Scout.

Liquidity and Capital Resources

As of February 28, 2007, we had a working capital deficit of $52,474. We generated an operating loss of $37,122 during our development stage from inception on April 25, 2006 through February 28, 2007.

We have not generated any revenues in this period. We realized a negative cash flow from operations of $166 for the nine month period ended February 28, 2007 compared to a negative cash flow from operations of $4,555 during the period from April 25, 2006 (inception) to February 28, 2007. We met our cash requirements during this period primarily through the receipt of $12,077 in advances from Blair Law, our President, Chief Executive Officer, and Director, and $5,903 in proceeds from a bank loan.

As of February 28, 2007, we had cash of $6,000 in our bank accounts.

We intend to continue making financial investments in marketing and website development and expect to incur substantial additional losses over the next year.

We have been negotiating with individuals and other companies in the arts and entertainment industry to build marketing and other strategic alliances. In some instances we may use shares to compensate strategic partners for their services or participation in our activities. The introduction of new strategic partners could further affect our operating results over the next several fiscal periods.

In order to improve our liquidity, we are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If operations and cash flow improve through these efforts, management believes that Acting Scout can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of www.actingscout.com, and we may have to cease development activities.

Results of Operations

We have not realized any significant revenues for the period from April 25, 2006 (Date of Inception) to February 28, 2007. During the three months ended February 28, 2007, we incurred a net loss of $10,715 compared to a net loss of $28,082 during the nine months ended February 28, 2007. Our cumulative net loss for the period from April 25, 2006 (Date of Inception) to February 28, 2007 is $37,122. Because we have not begun to realize any revenue from website activity and are operating at a loss, we still consider ourselves to be in the development stage for financial statement presentation.

Our general and administrative costs for the three months ended February 28, 2007 were $3,444 compared to $9,916 for the nine months ended February 28, 2007. Our cumulative general and administrative costs for the period from April 25, 2006 (Date of Inception) to February 28, 2007 were 15,365. These costs consisted primarily of website development costs, personnel costs, office rent, office supplies, communication expenses (cellular, internet, fax, and telephone), travel and entertainment, and courier and postage costs. Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees for the three months ended February 28, 2007 were $7,143 compared to $18,038 for the nine months ended February 28, 2007. Our cumulative professional fees were $21,629 for the period from April 25, 2006 (date of inception) to February 28, 2007.

Plan of Operations

Our losses for the nine months ended February 28, 2007 were $28,082 or $3,120 per month.

We intend to spend approximately $245,000 over the next 12 months (beginning April 2007), including approximately $30,000 to continue to develop our website, www.actingscout.com and related infrastructure, $120,000 in marketing and advertising expenses, $50,000 to hire a dedicated publicist/marketing professional, $30,000 in operating expenses, $25,000 for professional fees.

We estimate that our expenses over the next 12 months (beginning April 2007) will be approximately as follows:

	Target completion date or, if	Our cost
What we must do	not known, number of	to complete
	months to complete	(US$)
Development of various added features for actingscout.com	October, 2007	$10,000
Online Search Optimization	12 months	$10,000
Official Launch party for actingscout.com	October, 2007	$15,000
Engage dedicated publicist/marketing professional to increase actingscout.com profile	12 months	$50,000
Radio/Print/TV Marketing budget	12 months	$75,000
Promotional Merchandise	12 months	$10,000
Travel and Trade Show	12 months	$20,000
Legal and Accounting	12 months	$25,000
General Administration and working capital	12 months	$30,000
Total		$245,000

As of February 28, 2007, we had cash of $6,000, and we believe that we need approximately an additional $239,000 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek additional financing of approximately $300,000 to complete and launch our products and services into the market. We also intend to seek consultants willing to accept our common stock as partial or full consideration for service.

Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. If the cash in our account is insufficient to cover our Auditor fees, we will cover our expenses by seeking financing through equity placements. If we are unable to raise necessary capital to meet their capital requirements, we may not be able to pay our internet hosting fees, which may mean our website and services would no longer be available to the public, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

As we expand in the future, and if we are successful in attracting a large number of users and members, we will incur additional costs for personnel. In order for Acting Scout to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Acting Scout stock options to future employees. We anticipate that we will need approximately $100,000 per year beginning in 2008 to pay salaries to employees or consultants in working in the areas of marketing, client relations, acquisitions and accounting.

Our operations are located primarily in Canada. Our independent certified public accountants have stated in their report of February, 2007 that we have incurred operating losses from our inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We do not have any material commitments for capital expenditures as of February 28, 2007.

On February 27, 20007 our Registration Statement on Form SB-2 was declared effective by the SEC. The SB-2 registered 9,000,000 shares of common stock, of which 6,000,000 shares were offered for sale by us at $0.05 per share through a direct offering to be conducted by our sole director and 3,000,000 shares were for resale by our director. The maximum proceeds we can receive from the direct offering is $300,000. We will not receive any proceeds from the resale of shares of common stock by the selling stockholders. As at February 28, 2007, we incurred $28,400 in legal costs related to the SB-2 offering which are deferred and will be netted against proceeds upon completion of the offering. As at February 28, 2007 we had not yet raised any capital pursuant to the direct registered offering.

On April 2, 2007, we issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for gross proceeds of $51,150.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Website Development Costs

We capitalize website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

Management

We appointed Blair Law as a Director On April 26, 2006 and as Chief Executive, Financial, and Accounting Officer on June 1, 2006. Mr. Law has been a casting director for over 10 years. During this time he has cast over 40 films as well as hundreds of major television commercials for such products as Coca Cola, Budweiser, Miller Beer, Porsche, Land Rover, Ford, GM, McDonalds, Burger King, Sony, Microsoft and Nasdaq. Mr. Law is based in Vancouver, British Columbia, North America’s third largest film centre after Los Angeles and New York. Mr. Law’s primary role within Acting Scout is to oversee all aspects of our operations and to develop alliances with major talent agencies, casting directors, and other strategic partners worldwide.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other outside sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Acting Scout and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Known Trends or Uncertainties that will have a Material Impact on Revenues

As of February 28, 2007, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the motion picture production industry, or general economic conditions.

Related Party Transactions

During the nine months ended February 28, 2007 Blair Law, our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director provided us with an interest bearing operating loan of $12,077; we repaid $13,035 to satisfy that loan. As at February 28, 2007, Mr. Law provided us with operating advances in the amount of $35,953. The $35,953 in operating advances is unsecured, bears no interest, and has no terms of repayment.

Also during the nine months ended February 28, 2007, Mr. Law provided us with a total of $4,500 in donated services at $500 per month and $2,250 in donated rent at $250 per month.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our sole Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of Acting Scout’s disclosure controls and procedures as of February 28, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information Acting Scout is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in Acting Scout’s internal control over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected or is reasonably likely to materially affect Acting Scout’s internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to Acting Scout in any legal proceedings, or (ii) have an adverse interest to Acting Scout in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2007	ACTING SCOUT INC.
(Registrant)

	By:	/s/ Blair Law
Blair Law, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer