Form 10KSB
period 2007-05-31
Acting Scout Inc.
filed 2007-09-13
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-137888

Acting Scout Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

PH1 – 989 Beatty Street, Vancouver, British
Columbia, Canada	V6Z 3C2
(Address of principal executive offices)	(ZIP Code)

(604) 408-6955
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ x ] No [ ]

Registrant’s revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant: $51,150

Number of common shares outstanding at September 12, 2007: 11,023,000

PART I

Item 1. Description of Business.

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Acting Scout" mean Acting Scout Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated on April 25, 2006 under the laws of the State of Nevada. Our principal executive office is located at PH1-989 Beatty Street, Vancouver, British Columbia, V6Z 3C2 and our telephone number is (604) 408-6955. Our fiscal year end is May 31. We do not have any subsidiaries. Blair Law is our sole director and officer. Our website is www.actingscout.com.

We are a web-based recruiting service that enables both actors and casting directors to search for appropriate employment matches in the entertainment industry. Actors are able to create a personal portfolio consisting of their resume, pictures and demo tapes while industry recruiters are able to view their online portfolios through a searchable database. We intend to generate revenues from membership fees paid for by actors who will register to use our services, fees for additional services for actors, banner advertising on our website and the sale of premium spaces on our website.

Our mission is to promote the works and talents of our actor clients as well as to supply industry professionals with the correct match to fit their casting needs. We do not intend to charge professionals for searching our database. We intend to allow casting directors and recruiters to post casting opportunities at no cost. We hope this will draw interest from actors to our website.

We anticipate that our business will incur significant operating losses in the short term. At this time, we believe that our success depends on our ability sustain operations and to expand the market for our products.

Our existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. Management anticipates we will attain profitable status and improve our liquidity through the continued development of our products and establishing a profitable market for our products and attracting additional equity investment in us. For these reasons, our auditors have issued a going concern opinion. This means that there is substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we are unable to continue in business, we would have to cease operations.

Development

We are a development stage company. Since our inception on April 25, 2006, we have been developing our business plan and identifying and developing ideas for our web-based recruiting service. From April 2006 to September 2006, we developed our website, www.actingscout.com, which we launched in September 2006.

Since September 2006 we have been offering free memberships and encouraging actors to post their profiles on our website, so we can develop an initial database of actors. Currently we have around 70 members. We intend to generate revenues through the sale of our memberships which will allow actors to post profiles on our website. However, we have not yet generated any revenues during the fiscal year ended May 31, 2007. We intend to continue offering free memberships for a few more months. There are no fees for recruiters, agents and casting directors. Our business is focused primarily on the North American market.

Since our customers will need to pay online, we entered into a Paypal agreement in August 2006 to enhance our credit card processing and allow us to accept payment through Visa, MasterCard, American Express and Paypal.

On September 27, 2006 we engaged a web designer to develop our website. We are still working on our website development that includes new user-friendly tools.

Since our inception on April 25, 2006, we have incurred operational losses. To finance our operation, on December 1, 2006, we obtained a bank loan in the amount of $6,234, bearing interest at 8.75% per annum. The loan is repayable over four years by 48 monthly payments of approximately $157, including principal and interest. We completed our first round of financing in April 2007 through a registration statement on Form SB-2. We issued 1,023,000 shares of our common stock at $0.05 per share for cash proceeds of $22,750, net of offering costs of $28,400.

On June 6, 2007 our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “ACSU.OB”.

Product and Services

Our website is an internet service that provides the casting market with a convenient means to accomplishing accurate employment matches. Our website allows actors to upload their personal profiles to a searchable database. The online profiles allow casting directors to quickly view physical characteristics as well as previous work experience. By searching the database profiles, casting recruiters are able to focus their search for appropriate casting matches.

Our website can present a list of potential actors that can be conveniently narrowed down based on specific attributes such as experience, appearance or acting style. We hope this approach will allow for greater flexibility to mix and match actor criteria and will eliminate complete reliance on actor-agent relations.

In exchange for paying an annual fee, actors are provided with exposure on a casting site. They are also given access to a continuously updated list of casting opportunities. For casting recruiters, this free service is faster and more convenient than having to review an agent’s short list of potential candidates. We consider that having a large pool of profiles on one database, is more efficient than dealing with multiple agents.

Website

The primary objective of our website is to serve as a profile database for actors. Our website also provides a board for recruiters to post their casting opportunities for free. Actors will be able to search through casting opportunities and apply for auditions directly through our website.

Our website will also provide viewers with industry related news, information and links. Website content will be regularly revised to keep our website fresh and informative with up to date information.

The website will have a consistent visual look throughout all the pages that includes layout, fonts, formatting and visual graphics.

There are numerous features on the website that permit an actor’s profile to be updated and customized to the actor’s preference and allow ease of access from industry recruiters.

Photo Post: Actors will be able to post their photos on site for viewing. The number of photos that will be permitted will be dependent on the level of membership. Level 1 membership, will consist of three photos, level 2 will allow up to five photos and level 3 will allow up to ten photos. The actors can easily update their photos as the see fit. The members will be encouraged (through the “help & tips” section) to post a variety of photos including head and full body shots as well as photos in a variety of wardrobes. Although we are currently allowing actors to post their profiles at no cost, we intend to begin charging actors in a few months for memberships that will allow them to post and update their profiles.

Resume/Profile: Our resume and profile feature provides the actor with the opportunity to showcase their academic background, work and volunteer experience. The actors are also able to highlight key skill sets and talents in a searchable database. Features that members can select include such things as capabilities (snowboarding, juggling, endurance running, etc), physical characteristics (age, ethnicity, etc), personal features (hair color, tattoos, body piercing) and physical traits (physical size, handicaps, and unusual physical features).

View Interest level: The ‘view interest level’ is a useful feature. It allows the actors to view the number of times their profile has been viewed as well as who has viewed their profile. This allows the actor to gauge the effectiveness of their profile.

Demo Tape: Our website allows demo tapes to be uploaded into our database which the actor can then request to have sent to casting directors for a fee. Interested recruiters can watch the demo tape from their online profile.

Extras: There is a special section for actors seeking roles as extras on a set. Similar to the searchable profile of the actors, extras list their physical characteristics, previous experience, as well their location.

Forum: We intend to add a forum to our website which will allow members post questions, events and ideas for other members to comment on. The forum will be moderated by our staff.

Future Products: We intend to expand our website to include an events page that lists activities such as acting classes and auditions, which can be posted by actors, recruiters, agents, producers, and casting directors at no cost. Products may be offered for sale through our website. We intend to finance our new products through future private placements. These products may include movie memorabilia as well as educational products related to the acting industry. We plan to launch our new products through our website outlined as follows:

Future Products	Date	Estimated Costs
Events page	Autumn 2007	$5,000
Movie memorabilia & educational products	Summer 2008	$10,000

Industry Overview and Market Size

Traditionally, many professional actors rely on agents or managers to find work, negotiate contracts, and plan their careers. Agents generally earn a percentage of the pay specified in an actor’s contract. Actors without an agent rely on attending open auditions to secure roles. Open auditions are primarily for jobs in motion picture and video, performing arts, and the broadcasting industries. Because many actors and aspiring actors do not receive regular employment in the profession, the actual number of people in the industry is significantly higher. There is significant competition for any one acting job, so many highly trained and talented actors find it extremely difficult to make a successful career in the industry. Annual earnings data for actors is not available because of the wide variation in the number of hours worked by actors and the short-term nature of many jobs, which may last for 1 day or 1 week. It is rare for actors to have guaranteed employment that exceeds 3 to 6 months at a time.

Our target market is the actors themselves. Most actors struggle to find steady work; only a few ever achieve recognition as stars. Acting assignments typically are short term, ranging from 1 day to a few months, which means that actors frequently experience long periods of unemployment between jobs. In addition to the active acting community, there are a number of aspiring and up and coming actors who are attempting to enter the industry.

Marketing Strategies

Our marketing strategies will focus on two main objectives. First, we intend to build a large database of actors and second, we intend to get producers and casting directors to use our website to accomplish their casting needs. Our marketing strategies will include extensive Internet marketing, industry word of mouth as well as traditional advertising methods.

Internet Marketing: Our online marketing strategy will focus primarily on search engine optimization. We will pay for premium placement in the Google search engine as well as fee based advertisement placement on the Google search engine website. More than 80% of Internet users rely on search engines and directories as their preferred method for locating websites. We will also conduct cross promotions with other acting related websites such as schools, agencies, and other industry related websites.

Print Advertising: Regular advertisements will be taken out in entertainment publications in major entertainment centers around North America. Regional advertising shall target actors in California, New York, Quebec, British Columbia and Ontario. The publications will be fringe publications that specifically target the arts communities as well as specific trade publications related to the acting and entertainment industry.

Newsletter: A monthly newsletter will be sent to all members. The newsletter will highlight an Acting Scout “success story” – profiling a member and the work that they successfully secured through our website. The newsletter will also contain relevant articles such as “top ten tips” for auditions as well as industry news and statistics.

Payment Options

We will accept payment through Visa, MasterCard, American Express and Paypal. An additional option that we are considering is payment through a 1-900 phone number system. Actors will be charged an annual membership fee depending on the level of service that they desire with an additional fee for each submission of a demo tape.

	Features	Fees
Level 1	Photo Post (3) Resume/Profile View Interest level	$39.95 annually Plus $30 per demo tape submission
Level 2	Photo Post (5) Resume/Profile View Interest level Demo Tape	$69 annually Plus $30 per additional demo tape submission
Level 3	Photo Post (10) Resume/Profile View Interest level Demo Tape	$99 annually Free demo tape submissions
Extras	Post profile & contact info	$19.95 annually

Competitive Overview

There are several similar competing websites that attempt to bridge the gap between actors and industry opportunities. We estimate their business status as follows:

Casting Workbook has a client base of over 50,000 members in Canada, Australia and the United States. Each month, up to 500 feature films, television, commercial and print jobs are posted on the Casting Workbook website, resulting in over 70,000 submissions and around 2,100 roles cast. They have over 6 million website hits per month.

Star Search was founded in 1998 and has over 164,000 world-wide members and their website gets over 20 million hits per month. Entertainment industry professionals have made over 26,000 contacts to Star Search Casting members in the past six months. Their website offers two way email notification, audio and video clip capability, video chat rooms, automatic cell phone casting call service, interactive business card availability and a personal profile with up to 60 photos including a full biography, resume, and personal website space.

Actor Point allows registered users to post an online resume, view-casting calls and view a talent database listing. Actor Point has approximately 450 actor profiles and a newsletter subscriber base of approximately 7,500 people.

EMW Film and Talent has a membership base of approximately 2,000 actors. Users are able to upload any file type in their portfolio, including video files, music files and document files.

Explore Talent is the world's largest modeling & acting website with over 600,000 models and actors in its database. Explore Talent offers a free personal website, domain, portfolio, photo gallery and more. Explore Talent provides actors & models the opportunity to have their portfolios seen by casting directors and production companies, offers an auditions submission service and a blog, which allows talent scouts to ask and answer questions, pass on advice and more.

At this time we have a relatively weak competitive position in the market. Even though these competitors are operating similar business models, we plan to attract and retain membership through the following methods in order to build our competitive position in the industry:

  Comprehensive range of services
  Clear pricing structure
  Updated content on website
  User friendly navigation
  User Friendly profile management
  Industry participation

However, since we are a newly-established company, we face the same problems as other new companies when entering an industry. Our competitors may use the same methods as we do on our website and be able to respond more quickly to new or emerging technologies and changes in customer requirements and they may be able to devote greater resources to the development, promotion and sale of their products or services than we can. Websites maintained by our existing and potential competitors may be perceived by actors, talent management companies and other actor-related vendors or advertisers as being superior to ours. In addition, we may not be able to retain or maintain our website traffic levels, purchase inquiries and number of click-throughs on our online advertisements. Further, our competitors may experience greater growth in these areas than we do. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm our business.

Intellectual Property

We own the domain name of www.actingscout.com. We own the copyright of all of the contents of our website.

Research and Development

Since our inception, we have not spent any money on research or development.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because our business is carried out through the Internet, we will be subject to rules and regulations around the world which affect business transacted on the Internet. Also, because we carry on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for our Canadian operations.

The laws and regulations that govern our business change rapidly. The following are some of the evolving areas of law that are relevant to our business:

     Content Regulation. Federal, state and foreign governments have adopted and proposed laws governing the content of material transmitted over the Internet. These include laws relating to obscenity, indecency, libel and defamation. For example, the Child Online Protection Act, or COPA, prohibits and imposes criminal penalties and civil liability on anyone communicating material harmful to minors through the Internet for commercial purposes, unless access to such material is blocked to minors under age 17. The 3rd U.S. Circuit Court of Appeals has upheld a preliminary injunction precluding enforcement of COPA. In November 2001, the U.S. Supreme Court heard an appeal but no decision has been issued yet. We could be liable if the injunction against COPA is lifted and if content delivered by us or placed on our website violates COPA. On March 6, 2003, the 3rd U.S. Circuit Court of Appeals issued a ruling that COPA restricts free speech because it is not narrowly focused is enough to only target pornography, and is therefore unconstitutional. The Department of Justice could appeal this ruling to the U.S. Supreme Court.

     Privacy Law. The state of privacy law is unsettled, and rapidly changing. Current and proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our ability to use the information in our databases to generate revenues. In late 1998, COPPA was enacted, mandating that measures be taken to safeguard minors under the age of 13. The FTC promulgated regulations implementing COPPA on October 21, 1999, which became effective on April 21, 2000. The principal COPPA requirement is that individually identifiable information about minors under the age of 13 not be collected, used or displayed without first obtaining informed parental consent that is verifiable in light of present technology.

The FTC final regulations create a “sliding scale” of permissible methods for obtaining such consent. Consent for internal use of the individually identifiable information of children under the age of 13 can be obtained through e-mail plus an additional safeguard, such as confirming consent with a delayed e-mail, telephone call, or letter. Obtaining verifiable consent from a child’s parent to share that child’s information with a third party or enable the child to publicly distribute the information by, for example, allowing unrestricted access to a chat room or message board is significantly more burdensome. While the temporary “sliding scale implementation was due to expire on April 21, 2002, on October 31, 2001, the FTC extended the implementation period through April 21, 2005.

The FTC has required that parental consent for such higher risk activities be verified by more secure methods than e-mail, such as a credit card in connection with a transaction, print-and-sign forms, toll-free numbers staffed by trained operators, or digital signatures. Complying with the new requirements is costly and will likely dissuade some of our customers. While we will attempt to be fully compliant with the FTC requirements, our efforts may not be entirely successful. In addition, at times we rely upon outside vendors to maintain data-collection software, and there can be no assurance that they will at all times comply with our instructions to comply with COPPA. If our methods of complying with COPPA are inadequate, we may face litigation with the FTC or individuals, which would adversely affect our business.

Moreover, we have posted a privacy policy pertaining to all users and visitors to our website. By doing so, we will subject ourselves to the jurisdiction of the FTC. Should any of our business practices be found to differ from our privacy policy, we could be subject to sanctions and penalties from the FTC. It is also possible that users or visitors could try to recover damages in a civil action as well.

The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business on the Internet. Furthermore, the Federal Trade Commission has recently investigated the disclosure of personal identifying information obtained from individuals by Internet companies. Evolving areas of law that are relevant to our business include privacy law, regulation on what websites contain, and sales and use tax. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

     Laws Governing Sending of Unsolicited Commercial E-mail. We typically intend to provide our customers and other visitors to our Web site with an opportunity to “opt-in,” or agree to receive e-mailings from us. In 2003, the federal government implemented the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) designed to limit unsolicited commercial e-mail commonly referred to as “spam.”

In addition, California and a number of other states regulate the sending of e-mails for commercial purposes to third parties where there is no preexisting business relationship. Further, several states give Internet service providers (“ISPs”) a private right of action against those who send large e-mailings across their servers in contravention of the ISP’s posted policy. There is no guarantee that we will always be fully compliant in all of our communications at all times. Our failure to comply with applicable laws regarding these types of e-mails could result in significant fines, actual or statutory damages, and injunctive actions.

     Conformance to E-Commerce Statutory Requirements for Formation of Contracts.We intend to conduct e-commerce on our web sites, and through affiliated web sites. The applicable law on online formation of contracts has been unsettled and is evolving. On May 31, 2000, the federal government enacted the “E-Sign” statute, which in limited cases permits online formation of contracts. Similarly, on January 1, 2000, California adopted a standard version of the Uniform Electronic Transactions Act (“UETA”), which also permits electronic signatures and record-keeping for certain types of contracts. We attempt to comply with these laws, but there is no guarantee that we will be successful. Judicial interpretation of their application could result in customer contracts being set aside or modified. In that case, our e-commerce revenue could be materially adversely affected.

     Sales Tax. The tax treatment of goods sold over the Internet is currently unsettled. A number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect our opportunity to derive financial benefit from electronic commerce. While the Internet Tax Freedom Act (ITFA) has placed a moratorium on new state and local taxes on Internet commerce, the tax moratorium expired on November 1, 2003 and has not been re-enacted. At least some state legislatures that will convene during early 2004 have indicated that they will move to expand their sales taxes to cover Internet commerce, if the ITFA is not reinstated. Imposing state sales taxes on Internet-based commerce would adversely affect our business.

     Intellectual Property. Copyrighted material that we develop, as well as our product marks and domain names, and other proprietary rights are important to our business prospects. We seek to protect our common-law trademarks through federal registration, but these actions may be inadequate. In addition, we principally rely upon trademark, copyright, trade secret and contract law to protect our proprietary rights. We generally intend to enter into confidentiality agreements, “work-made-for-hire” contracts and intellectual property licenses with our employees, consultants and corporate partners, respectively, as part of our efforts to control access to and distribution of our products, content and other proprietary information.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As at September 12, 2007, we have no part time or full time employees. Our sole director and officer, Blair Law, works part time as an independent contractor and works in the areas of business development and management. He donates approximately 25 hours a week to our business. We currently engage independent contractors in the areas of website development, accounting and legal services.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and membership fees are received. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. There has been no revenue for the period from inception to May 31, 2007.

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

Item 2. Description of Property.

Our principal executive office is located at PH-1 989 Beatty St. Vancouver BC V6Z 3C2, Canada. The office is provided by our President at no cost, but a fair value of $250 monthly is recorded as rent expenses into our financial statements. We occupy about 100 square feet of the office space. We do not have a written agreement with our President for the office space.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on OTC Bulletin Board, under the trading symbol “ACSU.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

We do not yet have quotations of our common shares on the OTC Bulletin Board since our common stock began to trade on the OTC Bulletin Board on June 6, 2007. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The most recent sale price of our common stock was $0.05 per share pursuant to the direct offering on our Form SB-2.

As of September 12, 2007, there were 37 holders of record of our common stock.

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

As of September 12, 2007, we do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since our inception on April 25, 2006 to September 12, 2007, we have made one sale of unregistered securities:

On April 26, 2006, we issued 10,000,000 shares of our common stock to our founder, Blair Law, for net proceeds of $1,000. This issuance was exempt from registration pursuant to Regulation S.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We are a development stage company that is in the early stages of developing a web based recruiting service that enables both actors and casting directors to search for appropriate employment matches in the entertainment industry. We plan to generate revenues from the sale of our memberships to actors. As of May 31, 2007, we have not generated any revenues from the sale of any memberships. While we have approximately 70 members, we have been allowing actors to post their profiles on our website at no cost to build our initial database.

We believe we may begin generating limited revenues from the sale of our memberships to actors who will register to use our services in February 2008. Recruiters, agents and casting directors are not required to pay any fees. To date, we have had limited operations. We do not anticipate that we will generate significant revenues until we have completed our marketing plan and marketed our website sufficiently to attract and retain customers.

Accordingly, we must raise cash from sources other than operations to implement our marketing plan. Our only other source for cash at this time is investments by others. If we are unable to generate revenues, or if we are unable to receive enough financing from outside sources, we may have to cease operations. If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

Results of Operations

Lack of Revenues

Since our inception on April 25, 2006 to May 31, 2007, we had not yet earned any revenues. As of May 31, 2007, we had an accumulated deficit of $70,214. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our May 31, 2007 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $61,174 for the year ended May 31, 2007.compared to $9,040 for the year ended May 31, 2006. Since our inception on April 25, 2006 to year end May 31, 2007, we incurred a net loss of $70,214. The net loss was incurred due to our lack of revenues.

Expenses

Our total expenses from April 25, 2006 (date of inception) to May 31, 2007 were $70,214 and consisted of $31,967 in professional fees, $37,988 in general and administrative fees and $259 in interest expenses. Total expenses for the year ended May 31, 2007 were $61,174, compared to total expenses of $9,040 for the year end May 31, 2006. The increase in total expenses was due to the increase in our day-to-day operating activities. It should also be noted that financial results for our year end May 31, 2006 only consist of approximately one month of business activities (since our inception on April 25, 2006).

Our general and administrative expenses increased $27,090 from $5,449 for the year ended May 31, 2006 to $32,539 for the year ended May 31, 2007. The increase in general and administrative expenses is reflective of the fact that the results for the year end May 31, 2007 represent 12 months worth of business activities, whereas results for the year end May 31, 2006 only represent one month (from our inception on April 25, 2006). Our general and administrative expenses consist of salaries, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees increased $24,785 to $28,376 for the year ended May 31, 2007 from $3,591 for the same period in 2006. The increase in professional fees was due to significant legal and auditing services provided during the past fiscal year, and also the fact that results for the year end May 31, 2007 represent 12 months worth of business activities, whereas results for the year end May 31, 2006 only represent one month (from our inception on April 25, 2006). Our professional fees consisted primarily of legal, accounting and auditing fees.

Our interest expenses for the year ended May 31, 2007 were $259 compared to $0 for the same period in 2006. The reason for this is that we obtained a bank loan in the amount of $6,234 on December 1, 2006, bearing interest at 8.75% per annum. We need to pay approximately $157 per month for the principal and interest. The loan is repayable over four years by 48 monthly payments.

Plan of Operations

We intend to spend approximately $245,000 over the next 12 months (beginning September 2007). We estimate that our expenses over the next 12 months will be approximately as follows:

Description	Target completion date	Estimated Expenses
Development of various added features for www.actingscout.com	November 2007	$10,000
Online Search Engine Optimization	January 2008	$10,000
Official Launch party for www.actingscout.com	February 2008	$15,000
Engage dedicated publicist/marketing professional to increase www.actingscout.com profile	March 2008	$50,000
Radio/Print/TV Marketing	12 months	$75,000
Promotional Merchandise	12 months	$10,000
Travel and Trade Shows	12 months	$20,000
Legal and Accounting	12 months	$25,000
General Administration and Working Capital	12 months	$30,000
Total		$245,000

As of May 31, 2007, we had cash of $18,939, and we believe that we need approximately an additional $226,000 to meet our capital requirements over the next 12 months.

As we expand in the future, and if we are successful in attracting a large number of users and members, we will incur additional costs for personnel. In order to attract and retain quality personnel, our management anticipates it will need to offer competitive salaries, issue common stock to consultants or employees and grant stock options to future employees. We anticipate that we may need approximately $100,000 per year beginning in 2009 to pay salaries to employees or consultants working in the areas of marketing, client relations and accounting. We do not have any material commitments for capital expenditures as of September 12, 2007.

Liquidity and Capital Resources

We do not expect to generate any significant revenues over the next twelve months. We intend to continue making financial investments in marketing and website development and expect to incur substantial additional losses over the next year.

As of May 31, 2007, we had a working capital deficit of $32,182. We had cash of $18,939 in our bank accounts as of May 31, 2007. Our total assets were $18,939 and total current liabilities were $51,121. Our net loss of $70,214 from April 25, 2006 (date of inception) to May 31, 2007 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years.

During the year ended May 31, 2007, we received net cash of $27,471 from financing activities. We used net cash of $38,502 in operating activities and we did not use any cash in investing activities. The decrease in cash was $10,682 during the year ended May 31, 2007.

On February 27, 20007 our Registration Statement on Form SB-2 was declared effective by the SEC. The SB-2 registered 9,000,000 shares of common stock, of which we offered 6,000,000 shares for sale at $0.05 per share through a direct offering to be conducted by our sole director and 3,000,000 shares were for resale by our director. On April 2, 2007, we issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for cash proceeds of $51,150.

We believe that we need approximately $245,000 to meet our capital requirements over the next 12 months (beginning September 2007). Of the $245,000, we had $18,939 in cash as of May 31, 2007, and we intend to raise the balance of our cash requirements (approximately $226,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. We also intend to seek consultants willing to accept our common stock as partial or full consideration for service.

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

Expenses incurred which cannot be paid in stock, such as auditors fees, will be paid through cash. If we are unable to raise the necessary capital to meet our requirements, we may not be able to pay our internet hosting fees, which may mean our website and services would no longer be available to the public. In addition, we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

In order to improve our liquidity, we are currently pursuing additional equity financing through discussion with investment bankers and private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If operations and cash flow improve through these efforts, management believes that we can continue to operate. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. If we fail in raising capital, our business may fail. Also, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Known Material Trends and Uncertainties

As at May 31, 2007, we have no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in laws relating to how businesses conduct their business through the internet, outside factors affecting the entertainment industry or general economic conditions.

Item 7. Financial Statements.

Our consolidated financial statements for the year ended May 31, 2007, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this Report commencing on page F-1.

Acting Scout Inc.
(A Development Stage Company)

May 31, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Acting Scout Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Acting Scout Inc. (A Development Stage Company) as of May 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders' deficit for the year ended May 31, 2007, the period from April 25, 2006 (Date of Inception) to May 31, 2006, and accumulated from April 25, 2006 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acting Scout Inc. (A Development Stage Company) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended May 31, 2007, the period from April 25, 2006 (Date of Inception) to May 31, 2006, and accumulated from April 25, 2006 (Date of Inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
September 10, 2007

Acting Scout Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	18,939	29,621
Total Assets	18,939	29,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	5,892	–
Accrued liabilities (Note 3)	7,780	–
Due to related party (Note 4(a))	35,953	36,911
Current portion of loan payable (Note 5)	1,496	–
Total Current Liabilities	51,121	36,911
Loan payable (Note 5)	4,532	–
Total Liabilities	55,653	36,911
Commitments and Contingencies (Note 1)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
11,023,000 shares issued and outstanding (2006 - 10,000,000 shares)	1,102	1,000
Additional Paid-In Capital	22,648	–
Donated Capital (Note 4(b))	9,750	750
Deficit Accumulated During the Development Stage	(70,214)	(9,040)
Total Stockholders’ Deficit	(36,714)	(7,290)
Total Liabilities and Stockholders’ Deficit	18,939	29,621

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

		For the period from	Accumulated from
	Year	April 25, 2006	April 25, 2006
	Ended	(Date of Inception) to	(Date of inception)
	May 31,	May 31,	to May 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4)	32,539	5,449	37,988
Interest expense	259	–	259
Professional fees	28,376	3,591	31,967

Total Expenses	61,174	9,040	70,214

Net Loss	(61,174)	(9,040)	(70,214)

Net Loss Per Share – Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding	10,165,000	9,722,000

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		For the period
		from April 25,	Accumulated from
	Year	2006(Date of	April 25, 2006
	Ended	Inception) to	(Date of inception)
	May 31,	May 31,	To May 31,
	2007	2006	2007
	$	$	$

Operating Activities
Net loss for the year	(61,174)	(9,040)	(70,214)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	9,000	750	9,750
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	13,672	–	13,672
Due to related party	–	3,901	3,901
Net Cash Used In Operating Activities	(38,502)	(4,389)	(42,891)
Financing Activities
Payment of share offering costs	(28,400)	–	(28,400)
Advances from a related party	12,077	33,010	45,087
Repayments to a related party	(13,035)	–	(13,035)
Proceeds from issuance of common stock	51,150	1,000	52,150
Proceeds from loan payable	6,234	–	6,234
Repayments of loan payable	(555)	–	(555)
Net Cash Provided By Financing Activities	27,471	34,010	61,481
Effect of foreign exchange on cash	349	–	349
Increase (Decrease) in Cash	(10,682)	29,621	18,939
Cash - Beginning of Period	29,621	–	–
Cash - End of Period	18,939	29,621	18,939

Supplemental Disclosures
Interest paid	219	–	219
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from April 25, 2006 (Date of Inception) to May 31, 2007
(Expressed in US Dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated	Development
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance – April 25, 2006 (Date of
Inception)	–	–	–	–	–	–
April 26, 2006 – common shares issued for
cash at $0.0001 per share	10,000,000	1,000	–	–	–	1,000
Donated services and rent	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(9,040)	(9,040)
Balance – May 31, 2006	10,000,000	1,000	–	750	(9,040)	(7,290)
April 2, 2007 – common shares issued for
cash at $0.05 per share	1,023,000	102	51,048	–	–	51,150
Donated services and rent	–	–	–	9,000	–	9,000
Share issuance costs			(28,400)			(28,400)
Net loss for the year	–	–	–	–	(61,174)	(61,174)
Balance – May 31, 2007	11,023,000	1,102	22,648	9,750	(70,214)	(36,714)

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $32,182 and accumulated losses of $70,214 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s amended SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on February 27, 2007, registering 9,000,000 shares of common stock, of which 6,000,000 shares were offered for sale by the Company at $0.05 per share for gross proceeds of $300,000 and 3,000,000 shares were for resale by the sole Director of the Company at $0.05 per share. The Company will not receive any proceeds from the resale of shares of common stock by the sole Director of the Company. On April 2, 2007, the Company issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for proceeds of $22,750, net of operating costs of $28,400.

On June 6, 2007, the Company’s common shares commenced trading on the Over The Counter Bulletin Board (OTCBB) under the symbol “ACSU.OB”.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

c)	Basic and Diluted Net Income (Loss) Per Share

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

d)	Deferred Offering Costs

The Company defers costs associated with offering of shares from treasury. These costs are netted against proceeds from related share issuances. If the share offering fails to complete, the costs are charged to operations. As at May 31, 2007, the Company had incurred $28,400 in legal costs towards the SB-2 offering. Refer to Note 6(a).

e)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to other websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and membership fees are received by the Company. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. There has been no revenue for the period from inception to May 31, 2007.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)	Long-Lived Assets

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

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

h)	Long Lived Assets (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)	Website Development Costs

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

j)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party and loan payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)	Income Taxes

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

l)	Foreign Currency Translation

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

m)	Stock-based Compensation

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

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

o)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Accrued Liabilities

	May 31,	May 31,
	2007	2006
	$	$
Accrued interest	45	–
Professional Fees	735	–
Transfer Agent Fees	7,000	–
	7,780	–

4.	Related Party Transactions

a)

During the fiscal year ended May 31, 2007, the President of the Company advanced $12,077 in cash to the Company and was repaid $13,035 by the Company. At May 31, 2007, the Company owes $35,953 (2006 - $36,911) to the President of the Company, and the amount is unsecured, bears no interest, and has no fixed terms of repayment.

b)

During the fiscal year ended May 31, 2007, the Company recognized a total of $6,000 (2006 - $500) for donated services at $500 per month and $3,000 (2006 - $250) for donated rent at $250 per month provided by the President of the Company.

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

5.	Loan Payable

On December 1, 2006, the Company obtained a bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum The loan is repayable over four years by 48 monthly payments of CDN$176, including principal and interest. Future repayments of the principal for the next four fiscal years are as follows:

$
2008	1,496
2009	1,635
2010	1,782
2011	1,115
6,028
Less current portion	(1,496)
4,532

For the year ended May 31, 2007, the Company made principal repayments of $555 (CDN$631) and interest payments of $219 (CDN$249). The effects of foreign exchange resulted in an increase to the loan payable of $349.

6.	Common Stock

a)	On April 2, 2007, the Company issued 1,023,000 shares of common stock pursuant to the SB-2 offering at $0.05 per share for proceeds of $22,750, net of offering costs of $28,400.

b)	On April 26, 2006, the Company issued 10,000,000 shares of common stock to the President of the Company at $0.0001 per share for cash proceeds of $1,000.

7.	Income Tax

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $60,500 available to offset taxable income in future years which expires in fiscal 2025. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

Acting Scout Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

7.	Income Tax (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31,	May 31,
	2007	2006
	$	$
Income tax recovery at statutory rate of 35%	(22,102)	(3,164)
Permanent differences	3,150	262
Valuation allowance change	18,952	2,902
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2007 and 2006 are as follows:

	May 31,	May 31,
	2007	2006
	$	$
Net operating loss carryforward	21,180	2,900
Valuation allowance	(21,180)	(2,900)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended May 31, 2007 have been included in this annual report in reliance upon Manning Elliott LLP, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 12, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the year ended May 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age and position of our executive officer and director as of September 12, 2007.

Name and Age	Position(s) Held in Acting Scout Inc.	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director
Blair Law, 40	President, Secretary, Treasurer, Director, CFO, CEO since April 25, 2006 to present	A self employed casting director for over 10 years, including the past five years	n/a

Significant Employees

There are no individuals other than our executive officer who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors currently does not have a nominating committee or a compensation committee. The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors consists of one person and does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10. Executive Compensation.

The following table sets forth, as of May 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

	Annual Compensation				Long Term Compensation			All other compens- ation $
	Summary Annual Compensation				Awards		Payouts
Name and principal position	Year	Salary $	Bonus $	Other Annual Compensa- tion $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $
Blair Law President, CEO & CFO	2007	0 (1)	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

(1) For the fiscal year ended May 31, 2007, we recognized $6,000 for donated services.

Option/SAR Grants in Last Fiscal Year

No Options/SARs were granted in the last two fiscal years to Blair Law, our executive officer.

Employment Agreements

We have no written employment agreement with our executive officer at this time. During the last two fiscal years we did not pay any compensation to Blair Law.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings.

Change of Control

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 12, 2007 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2)
Common Share	Blair Law (3) PH1-989 Beatty St. Vancouver BC V6Z 3C2 Canada	10,400,000 (4)	94.3%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 11,023,000 issued and outstanding shares of common stock as of September 12, 2007.

(3)	Blair Law is our director, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

(4)	Includes 10,000,000 shares in the name of Blair Law and 400,000 shares in the name of Blair Law Casting Inc., a company which Blair Law has voting and investment control.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Item 12. Certain Relationships and Related Transactions.

During the fiscal year ended May 31, 2007, Blair Law, our President, advanced us $12,077 in cash and was repaid $13,035 by us. At May 31, 2007, we owe $35,953 to Blair Law. This amount is unsecured, bears no interest, and has no terms of repayment. During the fiscal year ended May 31, 2007, we recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by Blair Law.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Item 13. Exhibits.

Exhibit	Exhibit
Number	Description
3.1	Certificate (Articles) of Incorporation (1)
3.2	Bylaws (1)
10.1	Paypal User Agreement (1)
10.2	Web Development Agreement with Rob Caruk (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1) Included as exhibits on Form SB-2 filed on October 6, 2006

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott LLP for the audit of our annual financial statements for the year ended May 31, 2006 and 2007 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2006	Year Ended May 31, 2007
Audit fees	$nil	$11,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$nil	$11,400

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Acting Scout Inc.

By: /s/ Blair Law
Date: September 13, 2007	Blair Law
President, Chief Executive Officer
Chief Financial Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blair Law	President, Chief Executive	September 13, 2007
Blair Law	Officer, Chief Financial
Officer, Principal Accounting
Officer, Director