Form 10QSB
period 2007-08-31
Goldtown Investments Corp.
filed 2007-10-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-137888

GOLDTOWN INVESTMENTS CORP.
(Name of Small Business Issuer in its charter)

Nevada	N/A
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

PH1 – 989 Beatty Street, Vancouver, British Columbia, Canada V6Z 3C2
(Address of principal executive offices)

(604) 408-6955
Issuer’s telephone number

Acting Scout Inc.
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

As of October 12, 2007, the registrant’s outstanding common stock consisted of 60,522,000 shares.

Transitional Small Business Disclosure Format (Check one): YES [   ]   NO [X]

PART I - FINANCIAL INFORMATION

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)

August 31, 2007

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	August 31,	May 31,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	3,596	18,939
Total Assets	3,596	18,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	12,383	5,892
Accrued liabilities (Note 3)	12,145	7,780
Due to related party (Note 4(a))	25,953	35,953
Current portion of loan payable (Note 5)	1,554	1,496
Total Current Liabilities	52,035	51,121
Loan payable (Note 5)	4,204	4,532
Total Liabilities	56,239	55,653
Commitments and Contingencies (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par value
154,322,000 shares issued and outstanding	15,432	15,432
Additional Paid-In Capital	8,318	8,318
Donated Capital (Note 4(b))	12,000	9,750
Deficit Accumulated During the Development Stage	(88,393)	(70,214)
Total Stockholders’ Deficit	(52,643)	(36,714)
Total Liabilities and Stockholders’ Deficit	3,596	18,939

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Accumulated from
	Three Months	Three Months	April 25, 2006
	Ended	Ended	(Date of inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 4)	2,261	3,157	40,249
Interest expense	133	–	392
Professional fees	15,785	1,275	47,752

Total Expenses	18,179	4,432	88,393

Net Loss	(18,179)	(4,432)	(88,393)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	154,322,000	140,000,000

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(18,179)	(4,432)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	2,250	2,250
Change in operating assets and liabilities:
Prepaid expense	–	(5,000)
Accounts payable and accrued liabilities	10,856	1,995
Net Cash Used In Operating Activities	(5,073)	(5,187)
Financing Activities
Payment of share offering costs	–	(10,683)
Repayments to a related party	(10,000)	(6,237)
Repayments of loan payable	(361)	–
Net Cash Used In Financing Activities	(10,361)	(16,920)
Effect of exchange rate changes on cash	91	–
Increase (Decrease) in Cash	(15,343)	(22,107)
Cash - Beginning of Period	18,939	29,621
Cash - End of Period	3,596	7,514

Supplemental Disclosures
Interest paid	132	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

1.	Development Stage Company

Goldtown Investment Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc., and on September 20, 2007 changed its name to Goldtown Investments Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company is located in British Columbia, Canada and its principal business is to provide the means of linking actors and models with casting agents directly through its website, which it launched in September of 2006. The business is focused primarily on the North American market.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $48,439 and accumulated losses of $88,393 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s amended SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on February 27, 2007, registering 126,000,000 post-split shares of common stock, of which 84,000,000 post-split shares were offered for sale by the Company at $0.0036 per share for gross proceeds of $300,000 and 3,000,000 shares were for resale by the sole Director of the Company at $0.0036 per share. The Company did not receive any proceeds from the resale of shares of common stock by the sole Director of the Company. On April 2, 2007, the Company issued 14,322,000 post-split shares of common stock pursuant to the SB-2 offering at $0.0036 per share for proceeds of $22,750, net of offering costs of $28,400.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and memberships fees are received by the Company. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. There has been no revenue for the period from inception to August 31, 2007.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(The accompanying notes are an integral part of these financial statements)

2.	Summary of Significant Accounting Policies (continued)

	i)	Website Development Costs

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

(The accompanying notes are an integral part of these financial statements)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

3.	Accrued Liabilities

	August 31,	May 31,
	2007	2007
	$	$
	(unaudited)
Accrued interest	46	45
Professional Fees	12,099	735
Transfer Agent Fees	–	7,000
	12,145	7,780

(The accompanying notes are an integral part of these financial statements)

4.	Related Party Transactions

a)

During the three month period ended August 31, 2007, the President of the Company was repaid $10,000 by the Company. At August 31, 2007, the Company owes $25,953 (May 31, 2007 - $35,953) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

b)

During the three month period ended August 31, 2007, the Company recognized a total of $1,500 (2006 - $1,500) for donated services at $500 per month and $750 (2006 - $750) for donated rent at $250 per month provided by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. Future repayments of the principal for the next four fiscal years are as follows:

$
2008	1,154
2009	1,660
2010	1,811
2011	1,133
5,758
Less current portion	(1,554)
4,204

During the three month period ended August 31, 2007, the Company made principal repayments of $361 (CDN$388) and interest payments of $132 (CDN$140). The effects of foreign exchange resulted in an increase to the loan payable of $91.

6.	Subsequent Events

a)

On September 7, 2007, the Company decreased the authorized share capital of the Company from 80,000,000 common shares with a par value of $0.0001 to 14,000,000 common shares with a par value of $0.0001.

b)

On September 20, 2007, the Company effected a 14:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 14,000,000 shares of common stock with a par value of $0.001 to 196,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital increased from 11,023,000 shares of common stock to 154,322,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

c)	On September 20, 2007, the Company changed its name to Goldtown Investments Corp.

d)	On October 2, 2007, the President of the Company returned and the Company cancelled 93,800,000 issued and outstanding common shares of the Company.

(The accompanying notes are an integral part of these financial statements)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Goldtown Investments Corp., formerly known as Acting Scout Inc. ("we", "us", “our”) is a development stage company and our efforts have been principally devoted to developing and promoting a website and internet utility, www.actingscout.com, through which we provide talent agency and referral services to actors, models, talent agents, and casting professionals in the film, television, advertising and theatre industries. The primary function of www.actingscout.com is to host and manage a database of talent profiles and portfolios (including resumes, pictures and demo reels) that is accessible to a private international membership of professional talent agents, scouts and casting directors. Actors or models using www.actingscout.com can pay membership dues and additional fees to benefit from a number of exclusive services, such as the ability to post more extensive profiles, to monitor interest in their profiles, and to access directories of talent agents and other industry professionals. Our website, www.actingscout.com is an innovative service that provided the casting market with a convenient and cost-effective means of accomplishing accurate employment matches. The business is focused primarily on the North American market.

On September 10, 2007, we amended our Articles of Incorporation with the Secretary of State of Nevada decreasing our authorized share capital from 80,000,000 common shares to 14,000,000 common shares.

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business mode. Our new business model is to evaluate and potentially acquire assets or businesses that our management believes has potential for growth. For now, we intend to continue developing and promoting our website, www.actingscout.com. If we are successful in acquiring other companies or assets we will re-evaluate whether we will continue the business of www.actingscout.com. Our name change became effective with FINRA’s Over-the-Counter Bulletin Board at market opening on September 20, 2007 and our new symbol is “GTWV”.

We increased our issued and outstanding and authorized common shares on September 20, 2007 by a forward split on a 14 to 1 basis. This resulted in an increase of our issued and outstanding common shares from 11,023,000 to 154,322,000 and of our authorized share capital from 14,000,000 to 96,000,000 common shares.

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability sustain operations and to develop a new market for our products.

Our existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. Management anticipates we will attain profitable status and improve our liquidity through the acquisition of revenue generating assets or companies.

Liquidity and Capital Resources

As of August 31, 2007, we had a working capital deficit of $48,439. We generated an operating loss of $88,393 during our development stage from inception on April 25, 2006 to August 31, 2007.

As of August 31, 2007 we have not generated any revenues. We realized a negative cash flow from operations of $5,073 for the three month period ended August 31, 2007 compared to a negative cash flow from operations of $5,187 for the three month period ended August 31, 2006. We also realized a negative cash flow from financing activities for the three month period ended August 31, 2007 as $10,000 was repaid to our President, Blair Law, in partial payment of an unsecured loan, which bears no interest and has no terms of repayment. This is compared to $6,237 in related party repayments during the three month period ended August 31, 2006. During the three months ended August 31, 2007, we also repaid $361 of the unsecured bank loan which was obtained on December 1, 2006. There were no comparable payments for the three month period ended August 31, 2006 as the loan had not yet been obtained.

As of August 31, 2007, we had cash of $3,596 in our bank accounts.

We intend to spend significant amounts on developing our current business model and acquiring new business opportunities. As a result, we expect to incur substantial additional losses.

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

In order to improve our liquidity, we are considering pursuing additional equity financing through investment bankers or private investors. There can be no assurance we will be successful in our efforts to secure additional equity financing. If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our new business model and we may have to cease development activities.

Results of Operations

We have not realized any significant revenues for the period from April 25, 2006 (date of inception) to August 31, 2007. During the three months ended August 31, 2007, we incurred a net loss of $18,179 compared to a net loss of $4,432 during the three months ended August 31, 2007. Our cumulative net loss for the period from April 25, 2006 (date of inception) to August 31, 2007 is $88,393. Because we did not realize any revenue from website activity and are operating at a loss, we considered ourselves to be in the development stage for financial statement presentation.

Our general and administrative costs for the three months ended August 31, 2007 were $2,261 compared to $3,157 for the three months ended August 31, 2006. Our cumulative general and administrative costs for the period from April 25, 2006 (Date of Inception) to August 31, 2007 were $40,249. These costs consisted primarily of website development costs, personnel costs, office rent, office supplies, communication expenses (cellular, internet, fax, and telephone), travel and entertainment, and courier and postage costs. Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees for the three months ended August 31, 2007 were $15,785 compared to $1,275 for the three months ended August 31, 2006. Our cumulative professional fees were $47,752 for the period from April 25, 2006 (date of inception) to August 31, 2007.

Plan of Operations

Our losses for the three months ended August 31, 2007 were $18,726or $6,242 per month.

We intend to spend approximately $180,000 over the next 12 months for evaluation and acquisition of new business assets or companies.

We estimate that our expenses over the next 12 months (beginning November 2007) will be approximately as follows:

	Target completion date	Our cost
What we must do	or, if not known, number	to complete
	of months to complete	(US$)
Development and acquisition of new business	12 months	$100,000
opportunities
Future Employees	12 months	$50,000
Legal and Accounting Consultants	12 months	$20,000
General Administration and working capital	12 months	$10,000
Total		$180,000

As of August 31, 2007, we had cash of $3,049, and we believe that we need approximately an additional $176,951 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek additional financing to fund the development and acquisition of our future business opportunities.

Expenses incurred which cannot be paid in stock, such as accounting fees, will be paid through cash. If the cash in our account is insufficient to cover our accounting fees, we will cover our expenses by seeking financing through equity placements. If we are unable to raise necessary capital to meet their capital requirements, we may be unable to continue operations, and we may not be able to pay our auditor which could result in a failure to comply with accounting disclosure requirements.

As our current operations continue to expand, and if we are successful in attracting a large number of users and members to our website, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $50,000 per year beginning in 2008 to pay salaries to employees or consultants in working in the areas of marketing, client relations, acquisitions and accounting.

Our operations are located primarily in Canada. Our independent certified public accountants have stated in their report of August 2007 that we have incurred operating losses from our inception and that we are dependent upon management’s ability to develop profitable operations and that these factors among others may raise substantial doubt about our ability to continue as a going concern.

We do not have any material commitments for capital expenditures as of August 31, 2007.

On September 10, 2007, we reduced our authorized share capital from 80,000,000 common shares to 14,000,000. This was followed by the change of our name to Goldtown Investments Corp. on September 20, 2007. Also on September 20, 2007, we entered into a forward split on a 14 to 1 basis increasing our issued and outstanding common shares from 11,023,000 to 154,322,000, and our authorized share capital from 14,000,000 to 196,000,000 common shares.

Our name change became effective with the FINRA’s OTC Bulletin Board when the market opened on September 20, 2007. Our new symbol is “GTWV”.

On October 2, 2007, we cancelled 93,800,000 shares pursuant to an agreement with our President Blair Law, leaving 60,522,000 common shares issued and outstanding.

New Products and Services

We have no publicly announced new products or services at this time. We are concentrating our efforts on evaluation of new business opportunities over the next 12 month period.

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

Website Development Costs

We capitalized website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. On September 20, 2007, we changed our name to better reflect our new business model. We cannot guarantee we will be successful in our future business operations under our new model. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of our audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Known Trends or Uncertainties that will have a Material Impact on Revenues

As of August 31, 2007, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in our industry, or general economic conditions.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our sole Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amendment to the Articles of Incorporation decreasing authorized share capital from 80,000,000 common shares to 14,000,000.

3.2	Amendment to the Articles of Incorporation changing name from Acting Scout Inc. to Goldtown Investments Corp.

3.3

Certificate of Change reflecting forward split on a 14 to 1 basis, increasing the issued and outstanding shares from 11,023,000 to 154,322,000 and the authorized share capital from 14,000,000 to 196,000,000

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

Date: October 15, 2007	GOLDTOWN INVESTMENTS CORP.
(Registrant)

	By:	/s/ Blair Law
Blair Law, President
Chief Executive Officer
Chief Financial Officer,
Principal Accounting Officer