Form 10QSB
period 2007-11-30
Goldtown Investments Corp.
filed 2008-01-22
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

Commission File Number: 333-137888 Goldtown Investments Corp. (Name of Small Business Issuer in its charter)

Nevada	N/A
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

PH1 – 989 Beatty Street, Vancouver, British Columbia, Canada V6Z 3C2
(Address of principal executive offices)

(604) 408-6955
Issuer’s telephone number

Former name, former address, and former fiscal year, if changed since last report

     Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☐ NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of January 7, 2008, the registrant’s outstanding common stock consisted of 60,522,000 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

PART I - FINANCIAL INFORMATION

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
November 30, 2007
Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

	November
	30,	May 31,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,535	18,939
Total Assets	1,535	18,939

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	22,523	5,892
Accrued liabilities (Note 3)	5,280	7,780
Due to related party (Note 4(a))	44,130	35,953
Deferred revenue	206	–
Current portion of loan payable (Note 5)	1,693	1,496
Total Current Liabilities	73,832	51,121
Loan payable (Note 5)	4,051	4,532
Total Liabilities	77,883	55,653
Commitments and Contingencies (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par
value	6,052	15,432
Additional Paid-In Capital	17,698	8,318
Donated Capital (Note 4(b))	14,250	9,750
Deficit Accumulated During the Development Stage	(114,348)	(70,214)
Total Stockholders’ Deficit	(76,348)	(36,714)
Total Liabilities and Stockholders’ Deficit	1,535	18,939

(The accompanying notes are an integral part of these financial statements)

					Accumulated
				Six Months	from April 25,
				Ended	2006
	Three Months	Three Months	Six Months		(Date of
	Ended	Ended	Ended		inception)
	November 30			November
		November 30,	November 30,	30,	to November 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	27	–	27	–	27

Expenses
General and administrative	5,955			6,472
(Note 4(b))		3,315	8,216		46,204
Interest expense	130	–	263	–	522
Professional fees	19,897	9,620	35,682	10.895	67,649
Total Expenses	25,982	12,935	44,161	17,367	114,375
Net Loss	(25,955)	(12,935)	(44,134)	(17,367)	(114,142)

Net Loss Per Share – Basic and Diluted	–	-	-	–

Weighted Average Shares	93,507,000	140,000,00	124,080,00	140,000,0
Outstanding		0	0	00

(The accompanying notes are an integral part of these financial statements)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(44,134)	(17,367)
Adjustment to reconcile net loss to net
cash used in operating activities:
Donated services	4,500	4,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	14,131	4,200
Deferred revenue	206	–
Net Cash Used In Operating Activities	(25,297)	(8,667)
Financing Activities
Payment of share offering costs	–	(25,019)
Advances from a related party	21,177	12,076
Repayments to a related party	(13,000)	(6,237)
Repayments of loan payable	(730)	–
Net Cash Used In Financing Activities	7,447	(19,180)
Effect of exchange rate changes on cash	446	–
Increase (Decrease) in Cash	(17,404)	(27,847)
Cash - Beginning of Period	18,939	29,621
Cash - End of Period	1,535	1,774
Supplemental Disclosures
Interest paid	263	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp. (formerly Acting Scout Inc.) (A Development Stage Company) Notes to the Financial Statements November 30, 2007 (Expressed in US dollars) (Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficit of $72,297 and accumulated losses of $114,348 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s amended SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on February 27, 2007, registering 126,000,000 post-split shares of common stock, of which 84,000,000 post-split shares were offered for sale by the Company at $0.0036 per share for gross proceeds of $300,000 and 42,000,000 post-split shares were for resale by the sole Director of the Company at $0.0036 per share. The Company did not receive any proceeds from the resale of shares of common stock by the sole Director of the Company. On April 2, 2007, the Company issued 14,322,000 post-split shares of common stock pursuant to the SB-2 offering at $0.0036 per share for proceeds of $22,750, net of offering costs of $28,400.

The Company’s common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol “GTWV.OB”.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

2.	Summary of Significant Accounting Policies (continued)

b)	Interim Financial Statements

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and memberships fees are received by the Company. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. The Company has recognized $27 of revenue for the period from inception to November 30, 2007.

2.	Summary of Significant Accounting Policies (continued)

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party, deferred revenue and loan payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

2.	Summary of Significant Accounting Policies (continued)

m)	Stock-based Compensation

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's Company's financial statements.

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

2. Summary of Significant Accounting Policies (continued)

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

3.	Accrued Liabilities

		November 30,	May 31,
		2007	2007
		$	$
		(unaudited)
	Accrued interest	44	45
	Professional fees	5,236	735
	Transfer agent fees	–	7,000
		5,280	7,780

4.	Related Party Transactions

	a)	During the six month period ended November 30, 2007, the President of the Company was repaid $13,000 by the Company. At November 30, 2007, the Company owes $44,130 (May 31, 2007 - $35,953) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

	b)	During the six month period ended November 30, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. Future repayments of the principal for the next four fiscal years are as follows:

$
2008	830
2009	1,772
2010	1,932
2011	1,210
5,744
Less current portion	(1,693)
4,051

During the six month period ended November 30, 2007, the Company made principal repayments of $730 (CDN$784) and interest payments of $263 (CDN$271). The effects of foreign exchange resulted in an increase to the loan payable of $446.

6.	Common Stock

a)	On October 2, 2007, the President of the Company returned and the Company cancelled 93,800,000 issued and outstanding common shares of the Company.

b)	On September 20, 2007, the Company effected a 14:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 14,000,000 shares of common stock with a par value of $0.0001 to 196,000,000 shares of common stock with a par value of $0.0001. The issued and outstanding share capital increased from 11,023,000 shares of common stock to 154,322,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

c)	On September 7, 2007, the Company decreased the authorized share capital of the Company from 80,000,000 common shares with a par value of $0.0001 to 14,000,000 common shares with a par value of $0.0001.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Goldtown Investments Corp., formerly known as Acting Scout Inc. ("we", "us", “our”) is a development stage company and our efforts had been principally devoted to developing and promoting a website and internet utility, www.actingscout.com, through which we provided talent agency and referral services to actors, models, talent agents, and casting professionals in the film, television, advertising and theatre industries. The primary function of www.actingscout.com was to host and manage a database of talent profiles and portfolios (including resumes, pictures and demo reels) that is accessible to a private international membership of professional talent agents, scouts and casting directors. Actors or models using www.actingscout.com could pay membership dues and additional fees to benefit from a number of exclusive services, such as the ability to post more extensive profiles, to monitor interest in their profiles, and to access directories of talent agents and other industry professionals. Our website, www.actingscout.com is an innovative service that provided the casting market with a convenient and cost-effective means of accomplishing accurate employment matches. The business was focused primarily on the North American market.

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. Our new business model is to evaluate and potentially acquire assets or businesses that our management believes have potential for growth. We have chosen to no longer engage in the development and marketing of our website, www.actingscout.com, and have decided to focus all of our efforts at acquiring other assets or merging with other growth oriented businesses. Our name change from Acting Scout Inc., to Goldtown Investments Corp., became effective with FINRA’s Over-the-Counter Bulletin Board at market opening on September 20, 2007 and our new symbol is “GTWV.OB”.

On September 10, 2007, we amended our Articles of Incorporation with the Secretary of State of Nevada decreasing our authorized share capital from 80,000,000 common shares to 14,000,000 common shares. On September 20, 2007 we increased our issued and outstanding and authorized common shares by effecting a forward split on a 14 to 1 basis. This resulted in an increase of our issued and outstanding common shares from 11,023,000 to 154,322,000 and of our authorized share capital from 14,000,000 to 196,000,000 common shares.

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

Our existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. Management anticipates we will attain profitable status and improve our liquidity through the acquisition of revenue generating assets or companies

Liquidity and Capital Resources

As of November 30, 2007, we had a working capital deficit of $72,297. We have an accumulated deficit of $114,348 during our development stage from inception on April 25, 2006 to November 30, 2007.

As of November 30, 2007 we have not generated any revenues. We realized a negative cash flow from operations of $25,597 for the six month period ended November 30, 2007 compared to a negative cash flow from operations of $8,667 for the six month period ended November 30, 2006. We also realized a positive cash flow of $7,447 from financing activities for the six month period ended November 30, 2007 aswe received $21,177 and repaid $13,000 to our President, Blair Law, for an unsecured loan, which bears no interest and has no terms of repayment. During the six months ended November 30, 2007, we also repaid $730 of the unsecured bank loan which was obtained on December 1, 2006.

As of November 30, 2007, we had cash of $1,535 in our bank accounts.

Our management has been considering many acquisitions and reverse merger opportunities. It is possible that we may spend significant amounts on acquiring new business opportunities. As a result, we expect to incur additional substantial losses.

In order to improve our liquidity, we are intending to raise additional capital if we are successful in identifying and acquiring a new business. We expect to meet our cash requirements until that time through shareholder loans from our sole officer and Director, Blair Law. There can be no assurance we will be successful in our efforts to secure additional equity financing. If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our new business model and we may have to cease development activities.

Our net loss for the six months ended November 30, 2007 was $44,134.

We intend to spend approximately $200,000 over the next 12 months for evaluation and acquisition of new business assets or companies.

We estimate that our expenses over the next 12 months (beginning January 2008) will be approximately as follows:

Our cost
Description	to complete
(US$)
Development and acquisition of new business opportunities	$100,000
Future Employees	$50,000
Legal and Accounting Consultants	$40,000
General Administration and working capital	$10,000
Total	$200,000

As of November 30, 2007, we had cash of $1,535, and we believe that we need approximately an additional $198,465 to meet our capital requirements over the next 12 months. Our intention is to seek equity financing from our existing shareholders and from friends or family of our officers and directors through private placements. We intend to seek additional financing to fund the development and acquisition of our future business opportunities.

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

Our current operations are located primarily in Canada. Our independent certified public accountants have stated in their report of November 30, 2007 that we have incurred operating losses from our inception and that we are dependent upon management’s ability to develop profitable operations and that these factors among others may raise substantial doubt about our ability to continue as a going concern.

We do not have any material commitments for capital expenditures as of November 30, 2007.

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

Our name change became effective with the FINRA’s OTC Bulletin Board when the market opened on September 20, 2007. Our new symbol is “GTWV.OB”.

On October 2, 2007, we cancelled 93,800,000 shares pursuant to an agreement with our President Blair Law, leaving 60,522,000 common shares issued and outstanding.

Results of Operations

We have not realized any significant revenues for the period from April 25, 2006 (date of inception) to November 30, 2007. During the six months ended November 30, 2007, we incurred a net loss of $44,134 compared to a net loss of $17,367 during the six months ended November 30, 2006. Our cumulative net loss for the period from April 25, 2006 (date of inception) to November 30, 2007 is $114,142. Because we did not realize any revenue from website activity and are operating at a loss, we considered ourselves to be in the development stage for financial statement presentation.

Our general and administrative costs for the six months ended November 30, 2007 were $8,216 compared to $6,472 for the six months ended November 30, 2006. Our cumulative general and administrative costs for the period from April 25, 2006 (Date of Inception) to November 30, 2007 were $46,204. These costs consisted primarily of website development costs, personnel costs, office rent, office supplies, communication expenses (cellular, internet, fax, and telephone), travel and entertainment, and courier and postage costs. Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees for the six months ended November 30, 2007 were $35,682 compared to $10,895 for the six months ended November 30, 2006. Our cumulative professional fees were $67,649 for the period from April 25, 2006 (date of inception) to November 30, 2007.

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

Known Trends or Uncertainties that will have a Material Impact on Revenues

As of November 30, 2007, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our sole Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. Based on this evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 10, 2007 we received approval from holders of 90.7% of our common voting shares to change our name from Acting Scout Inc., to Goldtown Investments Corp., effective as of September 20, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

	3.1	Amendment to the Articles of Incorporation decreasing authorized share capital from 80,000,000 common shares to 14,000,000. (1)
	3.2	Amendment to the Articles of Incorporation changing name from Acting Scout Inc. to Goldtown Investments Corp. (1)
	3.3	Certificate of Change reflecting forward split on a 14 to 1 basis, increasing the issued and outstanding shares from 11,023,000 to 154,322,000 and the authorized share capital from 14,000,000 to 196,000,000 (1)
	31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
(1) Filed as part of our Form 10-QSB report on October 15, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 18, 2008	GOLDTOWN INVESTMENTS CORP.
(Registrant)

By: /s/ Blair Law
Blair Law, President
Chief Executive Officer
Chief Financial Officer,
Chief Accounting Officer