Form 10-Q
period 2008-02-29
Goldtown Investments Corp.
filed 2008-04-14
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-1421-28

GOLDTOWN INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) PH1 – 989 Beatty Street, Vancouver, British Columbia, Canada	N/A (I.R.S. Employer Identification No.) V6Z 3C2
(Address of principal executive offices)	(Zip Code)

604 408 6955
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 7, 2008, the registrant’s outstanding common stock consisted of 60,522,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Goldtown Investments Corp. (the “Company”, “Goldtown”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
February 29, 2008
Index
Balance Sheets		F-1
Statements of Operations		F-2
Statements of Cash Flows		F-3
Notes to the Financial Statements		F-4

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,379	18,939
Total Assets	4,379	18,939
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	18,681	5,892
Accrued liabilities (Note 3)	375	7,780
Due to a related party (Note 4(a))	64,576	35,953
Deferred revenue	148	–
Current portion of loan payable (Note 5)	1,752	1,496
Total Current Liabilities	85,532	51,121
Loan payable (Note 5)	3,644	4,532
Total Liabilities	89,176	55,653
Commitments and Contingencies (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par value
60,522,000 shares issued and outstanding (May 31, 2007 – 154,322,000 shares)	6,052	15,432
Additional Paid-In Capital	17,698	8,318
Donated Capital (Note 4(b))	16,500	9,750
Deficit Accumulated During the Development Stage	(125,047)	(70,214)
Total Stockholders’ Deficit	(84,797)	(36,714)
Total Liabilities and Stockholders’ Deficit	4,379	18,939

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	April 25, 2006
	Ended	Ended	Ended	Ended	(Date of inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Revenue	58	–	85	-	85
Expenses
General and administrative (Note 4(b))	3,723	3,444	11,939	9,916	49,975
Interest expense	118	128	381	128	640
Professional fees	6,916	7,143	42,598	18,038	74,517
Total Expenses	10,757	10,715	54,918	28,082	125,132
Net Loss	(10,699)	(10,715)	(54,833)	(28,082)	(125,047)
Net Loss Per Share – Basic and Diluted	–	–	–	-
Weighted Average Shares Outstanding	60,522,000	140,000,000	102,972,000	140,000,000

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(54,833)	(28,082)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	6,750	6,750
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,384	21,166
Deferred revenue	148	–
Net Cash Used In Operating Activities	(42,551)	(166)
Financing Activities
Payment of share offering costs	–	(28,400)
Advances from a related party	41,623	12,077
Repayments to a related party	(13,000)	(13,035)
Repayments of loan payable	(1,108)	5,903
Net Cash Provided by (Used In) Financing Activities	27,515	(23,455)
Effect of exchange rate changes on cash	476	–
Decrease in Cash	(14,560)	(23,455)
Cash - Beginning of Period	18,939	29,621
Cash - End of Period	4,379	6,000
Supplemental Disclosures
Interest paid	381	89
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

1.	Nature of Business and Continuance of Operations

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $81,153 and accumulated losses of $125,047 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of membership fees, linkage fees to others websites and advertising revenues. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and membership fees are received by the Company. Revenue will be recognized evenly over the term of membership. The length of an individual membership is one year. For the nine months ended February 29, 2008, the Company was recognized revenue of $58 (February 28, 2008 - $nil).

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

o) Recently Adopted Accounting Pronouncements

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

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

3.       Accrued Liabilities

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
Accrued interest	39	45
Professional fees	336	735
Transfer agent fees	–	7,000
	375	7,780

4.	Related Party Transactions

a)

During the nine month period ended February 29, 2008, the President of the Company advanced $41,623 to the Company was repaid $13,000 by the Company. At February 29, 2008, the Company owes $64,576 (May 31, 2007 - $35,953) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

b)

During the nine month period ended February 29, 2008, the Company recognized a total of $4,500 (2007 - $4,500) for donated services at $500 per month and $2,250 (2007 - $2,250) for donated rent at $250 per month provided by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. Future repayments of the principal for the next four fiscal years are as follows:

$
2008	426
2009	1,792
2010	1,955
2011	1,223
5,396
Less current portion	(1,752)
3,644

During the nine month period ended February 29, 2008, the Company made principal repayments of $1,108 (CDN$1,189) and interest payments of $381 (CDN$395). The effects of foreign exchange resulted in an increase to the loan payable of $476.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

We are a development stage company and our efforts had been principally devoted to developing and promoting a website and internet utility, www.actingscout.com, through which we provided talent agency and referral services to actors, models, talent agents, and casting professionals in the film, television, advertising and theatre industries. The primary function of www.actingscout.com was to host and manage a database of talent profiles and portfolios (including resumes, pictures and demo reels) that is accessible to a private international membership of professional talent agents, scouts and casting directors. Actors or models using www.actingscout.com could pay membership dues and additional fees to benefit from a number of exclusive services, such as the ability to post more extensive profiles, to monitor interest in their profiles, and to access directories of talent agents and other industry professionals. The business was focused primarily on the North American market.

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. Our new business model is to evaluate and potentially acquire assets or businesses that our management believes have potential for growth. We no longer engage in the development and marketing of our website, www.actingscout.com, and are now focused on acquiring other assets or merging with other businesses that our management determines have potential for growth. Our name change from Acting Scout Inc., to Goldtown Investments Corp., became effective with FINRA’s Over-the-Counter Bulletin Board on September 20, 2007 and our symbol is “GTWV.OB”.

On September 10, 2007, we amended our Articles of Incorporation with the Secretary of State of Nevada decreasing our authorized share capital from 80,000,000 common shares to 14,000,000 common shares. On September 20, 2007 we increased our issued and outstanding and authorized common shares by effecting a forward split on a 14 to 1 basis. This resulted in an increase of our issued and outstanding common shares from 11,023,000 to 154,322,000 and of our authorized share capital from 14,000,000 to 196,000,000 common shares. Subsequently, on October 2, 2007, our sole director and officer cancelled 93,800,000 shares of our common stock which he was holding in his name.

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

Liquidity and Capital Resources

As of February 29, 2008, we had cash of $4,379 and a working capital deficit of $81,153. Our accumulated deficit was $125,047 as at February 29, 2008. Our net loss of $125,047 from April 25, 2006 (date of inception) to February 29, 2008 was mainly funded by our equity financing and loans from our sole director and officer. During the nine months ended February 29, 2008, we did not raise any funds from the sale of our common stock, but did generate $27,515 through financing activities through a loan from our sole director and officer. The decrease in cash and cash equivalents for the nine months ended February 29, 2008 was $14,560.

We did not use any cash in investing activities during the nine months ended February 29, 2008. We used net cash of $42,551 in operating activities for the nine months ended February 29, 2008. We received net cash of $27,515 from financing activities during the nine months ended February 29, 2008. During the nine months ended February 29, 2008, our monthly cash requirement was approximately $4,728 for operating and investing activities. As of February 29, 2008, we had cash and $4,379, which will not cover our costs even for one month according to our current monthly burn rate.

We expect to require approximately an additional $200,000 in financing to continue our planned operations for the next year (from May 2008). We anticipate that if we successfully identify and acquiring a business asset our monthly expenses will increase as our general and administrative, and other operating expenses, increase.

We intend to spend approximately $200,000 over the next 12 months for evaluation and acquisition of new business assets or companies. We estimate that our expenses over the next 12 months (beginning May 2008) will be approximately as follows:

Our cost
Description	to complete
(US$)
Development and acquisition of new business opportunities	$100,000
Future Employees	$50,000
Legal and Accounting Consultants	$40,000
General Administration and working capital	$10,000
Total	$200,000

Of the $200,000 we need for the next 12 months, we had $4,379 in cash as of February 29, 2008. We intend to raise the balance of our cash requirements for the next 12 months from private placements, shareholder loans and director or officer loans. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $200,000, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects; resulting in a possible failure of our business.

On September 10, 2007, we reduced our authorized share capital from 80,000,000 common shares to 14,000,000. This was followed by the change of our name to Goldtown Investments Corp. on September 20, 2007. Our name change became effective with the FINRA’s OTC Bulletin Board when the market opened on September 20, 2007. Our new symbol is “GTWV.OB”.

Also on September 20, 2007, we entered into a forward split on a 14 to 1 basis increasing our issued and outstanding common shares from 11,023,000 to 154,322,000, and our authorized share capital from 14,000,000 to 196,000,000 common shares. On October 2, 2007 our sole director and officer cancelled 93,800,000 shares of our common stock which he held in his name.

Results of Operations

Since our inception on May 31, 2007, we have generated only nominal revenues. Since our inception to February 29, 2008, we have incurred a net loss of $125,047. We anticipate that we will not earn any revenues during the current fiscal year or in the following 24 months from the date of this report as we are presently engaged in evaluating potential businesses acquisitions.

For the three months ended February 29, 2008 we incurred net loss of $10,699 compared to our net loss of $10,715 for the same period in 2007. For the nine months ended February 29, 2008, we incurred net loss of $54,833 compared to a net loss of $28,082 for the nine months ended February 28, 2007. The increase in our loss was due mainly to an increase in professional fees.

For the three months ended February 29, 2008 our total operating expenses were $10,757 compared to $10,715 for the three months ended February 28, 2007. For the nine months ended February 29, 2008 our total operating expenses were $54,918 compared to $28,082 for the nine months ended February 28, 2007. The increase in operational expenses was due to an increase in our professional fees. For the nine months ended February 29, 2008 our professional fees were 42,598 compared to $18,038 for the same period in 2007. Since our inception to February 29, 2008 we have incurred $125,132 in total operating expenses.

Our general and administrative expenses from April 25, 2006 (date of inception) to February 29, 2008 were $49,975. This includes amounts for professional fees, consulting fees, management fees, and other administrative expenses. Our other administrative expenses consist of bank charges, filing fees, payroll, investor relations fees, marketing expenses, stock based compensation, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies, and exploration and mineral costs. Our professional fees include legal, accounting and auditing fees.

For the three months ended February 29, 2008, our general and administrative fees were $3,723 compared to $3,444 for the same period in 2007. For the nine months ended February 29, 2008, our general and administrative fees were $11,939 compared to $9,916 for the same period last year.

Off-Balance Sheet Arrangements

As of February 29, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 10, 2007 we received approval from holders of 90.7% of our common voting shares to change our name from Acting Scout Inc., to Goldtown Investments Corp., effective as of September 20, 2007.

Also on September 10, 2007, we received approval from holders of 90.7% of our common voting shares to reduce our authorized share capital from 80,000,000 common shares to 14,000,000.

ITEM 5. OTHER INFORMATION None. ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldtown Investments Corp. By: /s/ Blair Law
Date: April 14, 2008	Blair Law President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blair Law	President, Chief Executive	April 14, 2008
Blair Law	Officer, Chief Financial Officer,
Principal Accounting Officer and
Director