Form 10-K
period 2008-05-31
Goldtown Investments Corp.
filed 2008-09-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF

1934 For the transition period from ___________to___________
..

Commission file number 333-1421-28

GOLDTOWN INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

PH1 – 989 Beatty Street, Vancouver, British
Columbia, Canada, V6Z 3C2	(604) 408 6955
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2007 (computed by reference to the latest price at which the common equity was sold on the last business day of the issuer’s second fiscal quarter; $0.00): $0

Number of common shares outstanding at September 10, 2008: 60,522,000

PART I

Item 1. Description of Business

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Goldtown" mean Goldtown Investments Corp., unless otherwise indicated.

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

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. Our new business model is to evaluate and potentially acquire assets or businesses that our management believes have potential for growth. We no longer engage in the development and marketing of our website, www.actingscout.com, and are now focused on acquiring other assets or merging with other businesses that our management determines have potential for growth. Our name change from Acting Scout Inc., to Goldtown Investments Corp., became effective with the OTC Bulletin Board on September 20, 2007 and our symbol is “GTWV.OB”.

We have recently identified a suitable acquisition or merger candidate and are entering into preliminary negotiations regarding the acquisition of this business. Though we hope that our negotiations result in a definitive agreement, during this time our management will continue evaluating other potential acquisition targets.

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we acquire a new business. We intend to issue securities to effect a business combination once we have identified our acquisition target. A business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. If we acquire such a company, we intend to raise sufficient capital for the fulfillment of our new business plan through the sale of our securities.

We Identified a Target Business

We have recently acquired a target business and have entered into preliminary negotiations which may lead to a definitive agreement. As of September 10, 2008 there has been no due diligence, investigation, discussions, negotiations or other similar activities undertaken, directly or indirectly, by us, our affiliates or representatives, or by any third party, with respect to this business combination transaction. Though we are hopeful that we will be able to acquire this business, we have not yet entered into any binding agreement regarding this acquisition. Until we enter into a definitive agreement with this acquisition target, our management will continue seeking other business combination opportunities.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including renewable energy industry executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information, public relations and marketing efforts by our management, articles that may be published in industry trade papers discussing our intent on making acquisitions, or direct contact by management. Our existing stockholders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates. While our officer and director makes no commitment as to the amount of time he will spend trying to identify or investigate potential target businesses, he believes that the various relationships he has developed over his career will generate a number of potential target businesses that will warrant further investigation. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in the materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

  growth potential;
  financial condition and results of operation;
  capital requirements;
  the value and extent of intellectual property;
  competitive position;
  stage of development of the products, processes or services;
  degree of current or potential market acceptance of the products, processes or services;
  proprietary features and degree of protection of the products, processes or services; and
  costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Additionally we intend to establish policies and procedures for seeking appropriate business acquisition candidates. As part of our intended processes, we may create a contact database indicating the materials received by any potential target candidates, when such materials were evaluated, the parties primarily responsible for such evaluation and the reasons such candidate was either rejected or the issues that, upon initial evaluation, require further investigation. As the evaluation process progresses, numerous other factors, which are expected to vary with each potential candidate we evaluate, are expected to be relevant to a final determination of whether to proceed with any particular acquisition candidate. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

In seeking a business combination, we intend to utilize our capital stock or debt, and there is no limit on the issuance of capital stock or incurrence of debt we may undertake in effecting a business combination. We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and will likely be financed by shareholder loans. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees from any other person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair Market Value of Target Business

There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine the target business’ fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm.

Research and Development

Since our inception we have not spent any money on research and development. We also don’t anticipate spending any money on research and development until we identify an appropriate target for acquisition and business combination.

Employees

We do not currently have any employees. Our sole director and officer devotes a significant amount of time to aid us in the identification of a business for potential acquisition.

Legislation and Government Regulation

Because we do not currently carry on any business we do not anticipate that we will need to comply with any government regulations regarding our business. Once we acquire a business target, we will update this information.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 989 Beatty Street, PH 1, Vancouver, British Columbia, Canada, V6Z 3C2 and are currently donated by our President.

Item 3. Legal Proceedings

As of September 10, 2008, we are not party to any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

On September 10, 2007 we received approval from holders of 90.7% of our common voting shares to change our name from Acting Scout Inc., to Goldtown Investments Corp. This change was effective as of September 20, 2007. Also on September 10, 2007, we received approval from holders of 90.7% of our common voting shares to reduce our authorized share capital from 80,000,000 common shares to 14,000,000. Both of these matters were voted on by the shareholders in writing in lieu of a meeting.

Though we were not required to submit this action to a vote of security holders we also increased our issued and outstanding and authorized common shares on September 20, 2007 by a forward split on a 14 to 1 basis. This resulted in an increase of our issued and outstanding common shares from 11,023,000 to 154,322,000 and of our authorized share capital from 14,000,000 to 96,000,000 common shares.

On October 2, 2007 we entered in to an agreement with Blair Law, our sole director and officer pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “GTWV.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock received its symbol on the OTC Bulleting Board on June 6, 2007 and as of September 10, 2008, we have not had any trades of our common stock.

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

On October 2, 2007 we entered in to an agreement with Blair Law, our sole director and officer pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

Holders

There were approximately 48 holders of record of our common stock as of September 10, 2008. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of May 31, 2008 we did not have any equity compensation plans in place. From our inception to May 31, 2008, we have not issued any securities under any equity compensation plans.

Recent Sales of Unregistered Securities

From June 1, 2007 to May 31, 2008, we did not sell any unregistered securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Liquidity and Capital Resources for the year ended May 31, 2008 and from inception to May 31, 2008

As of May 31, 2008, we had cash of $5,726 and a working capital deficit of $89,776. At May 31, 2008 our accumulated deficit was $135,382. Our net loss of $135,382 since April 25, 2006 to May 31, 2008 was mostly funded by our equity financing and related party loans. During the fiscal year ended May 31, 2008, we raised $18,464 through financing activities. During the fiscal year ended May 31, 2008 our cash position decreased by $13,213.

We used net cash of $31,799 in operating activities for the fiscal year ended May 31, 2008 compared to net cash of $38,502 in operating activities for the same period in 2007. We did not use any cash in investing activities during the year ended May 31, 2008 or during the same period in 2007. We received net cash of $18,464 from financing activities for the fiscal year ended May 31, 2008 compared to $27,471 for the same period in 2007, primarily due to advances from related parties. We did not raise any money during the year ended May 31, 2008 through the issuance of common stock compared to $51,150 raised in 2007. During the fiscal year ended May 31, 2008 our monthly cash requirement to fund our operations was approximately $2,650, compared to approximately $3,209 for the same period in 2007.

The effect of exchange rates on cash was an increase in cash of $122 for the fiscal year ended May 31, 2008. The effect of exchange rates on cash was an increase in cash of $349 for the fiscal year ended May 31, 2007.

We expect to require a total of approximately $200,000 as set out as follows to fully carry out our business plan over the next twelve months beginning October 2008. Our expenditures for the next twelve months include:

Description	Our cost to complete
($)
Development and acquisition of new business opportunities	$100,000
Future Employees	$50,000
Legal and Accounting Consultants	$40,000
General Administration and working capital	$10,000
Total	$200,000

We do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize depending on the type of business we acquire. Still, there is no assurance we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we are unsuccessful in raising enough money, we may not fully carry out our business plan.

Results of Operations for the year ended May 31, 2008 and from inception to May 31, 2008

Revenues

We have not generated any revenues from inception to May 31, 2008. We do not anticipate generating any revenues until we acquire a new business and even then, our new business may not be ready to generate revenues for the first few years of operations.

Net Loss

We incurred a net loss of $65,168 for the fiscal year ended May 31, 2008, compared to net loss of $61,174 for the same period in 2007.

Expenses

Our total operating expenses increased $3,994 to $65,168 for the fiscal year ended May 31, 2008 from $61,174 for the same period in 2007. Since April 25, 2006 to May 31, 2008 our total operating expenses were $135,382, including $79,879 in professional expenses, $54,745 in general and administrative expenses, and $758 in interest.

Our general and administrative expenses consist of bank charges, travel, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses decreased $15,782 to $16,757 for the fiscal year ended May 31, 2008 from $32,539 for the same period in 2007. The significant decrease in selling, general and administrative expenses during the fiscal year ended May 31, 2008 was mainly due to abandoning our business plan and our website.

Professional fees on the other hand, increased by $19,536 to $47,912 for the fiscal year ended May 31, 2008 from $28,376 for the same period in 2007.

Going Concern

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products on a timely and cost-effective basis, respond to competitive developments and emerging industry standards, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

We are seeking equity financing to provide the capital required to market our software and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have generated limited revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise concerns about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets or curtail or cease our operations.

Off-Balance Sheet Arrangements

As of May 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Goldtown Investments Corp. (formerly Acting Scout Inc.) (A Development Stage Company) as of May 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from April 25, 2006 (Date of Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goldtown Investments Corp. (A Development Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated from April 25, 2006 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS Vancouver, Canada

September 10, 2008

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	May 31, 2008	May 31, 2007
	$	$
ASSETS
Current Assets
Cash	5,726	18,939
Total Assets	5,726	18,939
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	5,220	5,892
Accrued liabilities (Note 3)	3,337	7,780
Due to related party (Note 4(a))	85,194	35,953
Current portion of loan payable (Note 5)	1,751	1,496
Total Current Liabilities	95,502	51,121
Loan payable (Note 5)	3,106	4,532
Total Liabilities	98,608	55,653
Contingency (Note 1)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	–	–
Common Stock (Note 6): 196,000,000 shares authorized, $0.0001 par value 60,522,000 and 154,322,000 shares issued and outstanding, respectively	6,052	15,432
Additional Paid-In Capital	17,698	8,318
Donated Capital (Note 4(b))	18,750	9,750
Deficit Accumulated During the Development Stage	(135,382)	(70,214)
Total Stockholders’ Deficit	(92,882)	(36,714)
Total Liabilities and Stockholders’ Deficit	5,726	18,939

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Year Ended	Year Ended	(Date of inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
	$	$	$
Revenue	–	–	–
Expenses
General and administrative (Note 4)	16,757	32,539	54,745
Interest expense	499	259	758
Professional fees	47,912	28,376	79,879
Total Expenses	65,168	61,174	135,382
Net Loss	(65,168)	(61,174)	(135,382)
Net Loss Per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding	92,301,000	142,310,000

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Year Ended	Year Ended	(Date of inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
	$	$	$
Operating Activities
Net loss for the year	(65,168)	(61,174)	(135,382)
Adjustment to reconcile net loss to net cash used
in operating activities:
Donated services	9,000	9,000	18,750
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,115)	13,672	8,557
Due to related party	29,484	–	33,385
Net Cash Used In Operating Activities	(31,799)	(38,502)	(74,690)
Financing Activities
Payment of share offering costs	–	(28,400)	(28,400)
Advances from a related party	85,757	12,077	130,844
Repayments to a related party	(66,000)	(13,035)	(79,035)
Proceeds from issuance of common stock	–	51,150	52,150
Proceeds from loan payable	–	6,234	6,234
Repayments of loan payable	(1,293)	(555)	(1,848)
Net Cash Provided By Financing Activities	18,464	27,471	79,945
Effect of exchange rate changes on cash	122	349	471
(Decrease) Increase in Cash	(13,213)	(10,682)	5,726
Cash - Beginning of Period	18,939	29,621	–
Cash - End of Period	5,726	18,939	5,726
Supplemental Disclosures
Interest paid	499	219	718
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Acting Scout Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from April 25, 2006 (Date of Inception) to May 31, 2008
(Expressed in US Dollars)

					Deficit Accumulated
	Common Stock		Additional	Donated	During the
	Shares	Amount	Paid-In Capital	Capital	Development Stage	Total
	#	$	$	$	$	$
Balance – April 25, 2006 (Date of Inception)	–	–	–	–	–	–
April 26, 2006 – common shares issued for cash at $0.0001 per share	140,000,000	14,000	(13,000)	–	–	1,000
Donated services and rent	–	–	–	750	–	750
Net loss for the period	–	–	–	–	(9,040)	(9,040)
Balance – May 31, 2006	140,000,000	14,000	(13,000)	750	(9,040)	(7,290)
April 2, 2007 – common shares issued for cash at $0.0036 per share	14,322,000	1,432	49,718	–	–	51,150
Share issuance costs			(28,400)			(28,400)
Donated services and rent	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	(61,174)	(61,174)
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750	(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	–	–	–
Donated services and rent	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	(135,382)	(92,882)
(See Note 6 for cancellation, forward stock split and change in authorized share capital)

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

1.	Development Stage Company

Goldtown Investments Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc., and on September 20, 2007 changed its name to Goldtown Investments Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company is located in British Columbia, Canada. Prior to September 20, 2007, the Company maintained a website linking actors and models with casting agents. The Company’s current focus is to evaluate and acquire assets or merge with other businesses that are profitable and have potential for growth.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $89,776 and accumulated losses of $135,382 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b) Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

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

	d)	Revenue Recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company has never generated any revenue since inception.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Long-Lived Assets

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

	g)	Website Development Costs

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

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party and loan payable, were estimated to approximate their carrying values due to the immediate or short- term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

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

	j)	Foreign Currency Translation

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

	k)	Stock-based Compensation

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

	l)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

2.	Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

3. Accrued Liabilities

	May 31, 2008	May 31, 2007
	$	$
Accrued interest	37	45
Professional fees	3,300	735
Transfer agent fees	–	7,000
	3,337	7,780

4.	Related Party Transactions

	a)	During the year ended May 31, 2008, the President of the Company advanced $85,757 (2007 - $12,077) to the Company, was repaid $66,000 (2007 - $13,035) by the Company and incurred $29,484 of expenses on behalf of the Company. At May 31, 2008, the Company owes $85,194 (2007 - $35,953) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

	b)	During the year ended May 31, 2008, the Company recognized a total of $6,000 (2007 - $6,000) for donated services at $500 per month and $3,000 (2007 - $3,000) for donated rent at $250 per month provided by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. During the year ended May 31, 2008, the Company made principal repayments of $1,293 (CDN$1,606) and interest payments of $499 (CDN$505). The effects of foreign exchange resulted in an increase to the loan payable of $122. Future repayments of the principal for the next four fiscal years are as follows:

$
2009	1,751
2010	1,910
2011	1,196
4,857
Less current portion	(1,751)
3,106

6.	Common Stock

	a)	On September 7, 2007, the Company decreased the authorized share capital of the Company from 80,000,000 common shares with a par value of $0.0001 to 14,000,000 common shares with a par value of $0.0001.

	b)	On September 20, 2007, the Company effected a 14:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 14,000,000 shares of common stock with a par value of $0.0001 to 196,000,000 shares of common stock with a par value of $0.0001. The issued and outstanding share capital increased from 11,023,000 shares of common stock to 154,322,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

	c)	On October 2, 2007, the President of the Company returned, and the Company cancelled, 93,800,000 issued and outstanding common shares of the Company for no consideration.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

7.	Income Tax

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $118,600 available to offset taxable income in future years which expire commencing in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2008	May 31, 2007
	$	$
Income tax recovery at statutory rate	22,809	22,102
Permanent differences	(3,150)	(3,150)
Valuation allowance change	(19,659)	(18,952)
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2008 and 2007 are as follows:

	May 31, 2008	May 31, 2007
	$	$
Net operating loss carryforward	41,510	21,850
Valuation allowance	(41,510)	(21,850)
Net deferred income tax asset	–	–

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since our inception on April 25, 2006 to May 31, 2008 we have not had any changes in, or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process

2.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of review by management of the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2009. A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of may 31, 2008.

Changes in Internal Controls

During the period ended May 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors as of May 31, 2008.

Name and Age	Position(s) Held in	Tenure	Other Public Company
	Wordlogic Corporation		Directorships Held by Director
Blair Law, 41	Director, President, Chief Executive Officer, Chief Financial Officer,	From April 25, 2006 to present	None
Principal Accounting Officer, Secretary and Treasurer

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There are no arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Blair Law was the founder of Goldtown Investments Corp. and has acted as our President, Treasurer, Secretary and Director since our inception on April 25, 2006. He was appointed as our Chief Financial Officer and Chief Executive Officer and Principal Accounting Officer on June 1, 2006. He has been a self employed casting director for over 10 years, including the past five years. During this time he has cast over 40 films as well as hundreds of major television commercials. Blair Law has worked with many producers and directors and understood the entertainment industry. Through his work in the film industry Mr. Law has developed many business contacts which he hopes will be helpful in our acquisition of a business combination candidate.

Significant Employees

Other than our sole director and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934 none of our 10% shareholders, directors or officers have been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Item 11. Executive Compensation

From June 1, 2007 to May 31, 2008 we did not issue any compensation to our sole director and officer, but we recognized $9,000 for donated rent and services. We have not had any other executive officers since our inception to May 31, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of March 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 10, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of September 10, 2008, there were 60,522,000 common shares issued and outstanding.

		Amount and
Name and Address of		Nature of Beneficial	Percent of
Beneficial Owner	Title of Class	Ownership (1)	Class (2)
		(#)	(%)
Blair Law (3)	Common	9,800,000 (4)	16
989 Beatty Street, PH #1,
Vancouver, BC, V6Z 3C2
All Officers and Directors as a Group	Common	9,800,000	16

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

(2) Based on 60,522,000 issued and outstanding shares of common stock as of September 10, 2008 plus shares issuable upon exercise of options and warrants.

(3) Blair Law is our director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

(4) Includes 4,200,000 common shares and held under his own name and, 5,600,000 common shares held by Blair Law Casting Inc., a company controlled by Blair Law.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the year ended May 31, 2008, our President advanced us $85,757 and was repaid $66,000. During this time he also incurred $29,484 of expenses on our behalf. As of May 31, 2008, we owed our President $85,194. This amount is unsecured, bears no interest, and has no terms of repayment. During the year ended May 31, 2008, we recognized a total of $6,000 for donated services at $500 per month and $3,000 for donated rent at $250 per month provided by our President.

On October 2, 2007 we entered in to an agreement with Blair Law, our sole director and officer pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We also do not currently have a definition of independence as the majority of our directors are also employed in management positions as our officers. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Manning Elliott, LLP, for the audit of our annual financial statements for the year ended May 31, 2007 and 2008 and any other fees billed for other services rendered by Manning Elliott, LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2007	Year Ended May 31, 2008
Audit fees	$11,400	$11,883
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$11,400	$11,883

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year ending May 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2)	Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit	Exhibit
Number	Description
10.1	Share Cancellation Agreement with Blair Law entered into on October 2, 2007
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldtown Investments Corp.

By: /s/ Blair Law
Date: September 12, 2008	Blair Law
Director, President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary and Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Blair Law	President, Chief Executive Officer, Chief Financial Officer,	September 12, 2008
Blair Law	Principal Accounting Officer, Secretary, Treasurer and Director