Form 10-Q
period 2008-08-31
Goldtown Investments Corp.
filed 2008-10-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-137888

GOLDTOWN INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1517 West 58th Avenue, Vancouver, British Columbia Canada V6P 1W6
(Address of principal executive offices) (zip code)

604-761-7371
(Registrant’s telephone number, including area code)

PH1 – 989 Beatty Street, Vancouver, British Columbia Canada V6Z 3C2
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

60,522,000 common shares issued and outstanding as of October 9, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

              It is the opinion of management that the interim financial statements for the quarter ended August 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
August 31, 2008
(Unaudited)

INDEX

Balance Sheets

Statements of Operations

Statements of Cash Flows

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	2008	2008
	$	$
ASSETS

Current Assets

Cash	20,080	5,726

Total Assets	20,080	5,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	21,751	5,220
Accrued liabilities (Note 3)	31	3,337
Due to related party (Note 4(a))	102,901	85,194
Current portion of loan payable (Note 5)	1,683	1,751

Total Current Liabilities	126,366	95,502

Loan payable (Note 5)	2,489	3,106

Total Liabilities	128,855	98,608

Commitments and Contingencies (Notes 1 and 5)

Stockholders’ Deficit

Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–

Common Stock: 196,000,000 shares authorized, $0.0001 par value
60,522,000 shares issued and outstanding	6,052	6,052

Additional Paid-In Capital	17,698	17,698

Donated Capital (Note 4(b))	21,000	18,750

Deficit Accumulated During the Development Stage	(153,525)	(135,382)

Total Stockholders’ Deficit	(108,775)	(92,882)

Total Liabilities and Stockholders’ Deficit	20,080	5,726

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Accumulated from
	Three Months	Three Months	April 25, 2006
	Ended	Ended	(Date of inception)
	August 31,	August 31,	to August 31,
	2008	2007	2008
	$	$	$

Revenue		–	–

Expenses

General and administrative (Note 4)	873	2,261	55,618
Interest expense	95	133	853
Professional fees	17,175	15,785	97,054

Total Expenses	18,143	18,179	153,525

Net Loss	(18,143)	(18,179)	(153,525)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	60,522,000	154,322,000

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Accumulated from
	Three months	Three Months	April 25, 2006
	Ended	Ended	(Date of inception)
	August 31,	August 31,	To August 31,
	2008	2007	2008
	$	$	$
Operating Activities
Net loss for the period	(18,143)	(18,179)	(153,525)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	2,250	2,250	21,000
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	13,225	10,856	21,782
Due to related party	-	-	33,385
Net Cash Used In Continuing Operations	(2,668)	(5,073)	(77,358)
Financing Activities
Payment of share offering costs	–	-	(28,400)
Advances from a related party	17,707	-	148,551
Repayments to a related party	-	(10,000)	(79,035)
Proceeds from issuance of common stock	–	-	52,150
Proceeds from loan payable	–	-	6,234
Repayments of loan payable	(416)	(361)	(2,264)
Net Cash Provided By (Used In) Financing Activities	17,291	(10,361)	97,236
Effect of exchange rate changes on cash	(269)	91	202
(Decrease) Increase in Cash	14,354	(15,343)	20,080
Cash - Beginning of Period	5,726	18,939	–
Cash - End of Period	20,080	3,596	20,080

Supplemental Disclosures
Interest paid	101	132	819
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

1.	Development Stage Company

Goldtown Investments Corp. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc., and on September 20, 2007 changed its name to Goldtown Investments Corp. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company is located in British Columbia, Canada. The Company incorporated a subsidiary company Global Health Ventures Inc. on September 30, 2008. The Company intends to merge the subsidiary with and into the Company, and will change its name to Global Health Ventures Inc. on completion of the merger (see Notes 6 (c) and (d)).

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficit of $106,286 and accumulated losses of $153,525 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustment, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year of for any future period.

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
August 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, amounts due to a related party, and loan payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
August 31, 2008
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

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Goldtown Investments Corp.
(formerly Acting Scout Inc.)
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008
(Unaudited)

3.	Accrued Liabilities

	August 31,	May 31,
	2008	2008
	$	$
	(unaudited)
Accrued interest	31	37
Professional fees	-	3,300
	31	3,337

4.	Related Party Transactions

a)

During the three month period ended August 31, 2008, the President of the Company advanced $17,707 (2007 - $Nil) to the Company and was repaid $Nil (2007 - $10,000). At August 31, 2008, the Company owes $102,901 (May 31, 2008 - $85,194) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment

b)

During the three month period ended August 31, 2008, the Company recognized a total of $2,250 (2007 - $1,500) for donated services at $500 per month (2007 - $500) and $750 (2007 - $750) for donated rent at $250 per month provided by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. During the three month period ended August 31, 2008, the Company made principal repayments of $416 (CDN$423) and interest payments of $101 (CDN$105). The effects of foreign exchange resulted in an decrease to the loan payable of $269. Future repayments of the principal for the next three fiscal years are as follows

$
2009	1,683
2010	1,839
2011	650
4,172
Less current portion	(1,683)
2,489

6.	Subsequent events

	a)	On September 29, 2008, the former President of the Company returned, and the Company cancelled 9,800,000 issued and outstanding common shares of the Company for no consideration.

	b)	On September 30, 2008, the Company issued 10,000,000 shares of common stock at a price of $0.0001 per share for gross proceeds of $1,000 to a company controlled by the President of the Company.

	c)	On September 30, 2008, the Company incorporated Global Health Ventures Inc. (“Global Health”) under the laws of the State of Nevada as its wholly-owned subsidiary.

d)

On October 6, 2008, the Company filed the Agreement and Plan of Merger with the State of Nevada to merge Global Health with and into the Company. Upon the effective date of the merger, the Company will change its name to Global Health Ventures Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

              This quarterly report contains forward-looking statements as that term is defined in under applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

              Financial information contained in this quarterly report and in our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

              As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Global Health Ventures Inc., unless otherwise indicated.

Corporate History

              We were incorporated on April 25, 2006 under the name “Acting Scout Inc.”, pursuant to the laws of the state of Nevada.

              On September 10, 2007, we filed an Amendment to our Articles of Incorporation with the Secretary of State of Nevada to be effective as of September 10, 2007 to decrease our authorized capital from 80,000,000 common shares to 14,000,000 common shares.

              On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. Our name change from Acting Scout Inc., to Goldtown Investments Corp., became effective with the OTC Bulletin Board on September 20, 2007 and our symbol is “GTWV.OB”.

              In addition, effective as of September 20, 2007, we also filed a Certificate of Change to increase our issued and outstanding, and authorized capital, on a basis of fourteen new common shares for every one existing common share, from 11,023,000 issued and outstanding common shares into 154,322,000 issued and outstanding common shares, and from 14,000,000 authorized common shares to 196,000,000 authorized common shares.

              On October 2, 2008, our former president returned, and our company cancelled, 93,800,000 issued and outstanding common shares of our company for no consideration.

              We are a development stage company and our efforts had been principally devoted to developing and promoting a website and internet utility, www.actingscout.com, through which we provided talent agency and referral services to actors, models, talent agents, and casting professionals in the film, television, advertising and theatre industries. We no longer engaged in the development and marketing of our website and are now focused on acquiring other assets or merging with other businesses that our management determines have potential for growth.

Our Current Business

              We are currently seeking opportunities to acquire business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

              Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

              We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

              In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

              As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

              We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

              We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and loans, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

RESULTS OF OPERATIONS

              You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended August 31, 2008 and August 31, 2007

              Our interim financial statements report a net loss of $18,143 for the three month period ended August 31, 2008 as compared to a net loss of $18,179 for the three month period ended August 31, 2007. Our accumulated net losses for the period from April 26, 2006, our date of inception, to August 31, 2008 was $153,525.

              As at August 31, 2008, we had a working capital deficit of $106,286. Our total liabilities as of August 31, 2008 were $128,855, as compared to total liabilities of $98,608 as of August 31, 2007. The change was due primarily to increase in accounts payable of $16,531, primarily from professional fees and an additional advance from a related part of $17,707.

Cash Flow Used in Operating Activities

              Operating activities used cash of $2,668 for the three month period ended August 31, 2008, compared to using $5,073 for the three month period ended August 31, 2007. The decrease in cash used during the three month period ended August 31, 2008 was commensurate with an increase in accounts payable and accrued liabilities of $2,369.

Cash Flow Provided by Financing Activities

              Financing activities provide cash of $17,291 for the three month period ended August 31, 2008 compared to using $10,361 for the three month period ended August 31, 2007.

Liquidity And Capital Resources

              We had cash of $20,080 and current liabilities of $126,366 as of August 31, 2008. We had a working capital deficit of $106,286 as of August 31, 2008.

              To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2009.

              We incurred a loss of $18,153 for the three month period ended August 31, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $250,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

              We expect to require a total of approximately $250,000, as set out as follows to fully carry out our business plan over the next twelve months beginning October 2008. Our expenditures for the next twelve months include:

Our cost to complete
Description	$
Development and acquisition of new business opportunities	100,000
Legal and Accounting Consultants	100,000
General Administration and working capital	50,000
Total	250,000

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

              We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing

              We have generated no revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

              There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

              There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Product Research and Development

              Unless we are successful in acquiring financing and business opportunities in the bio tech field, we do not anticipate that we will spend any significant monies on research and development over the twelve month period ending August 31, 2009.

Purchase of Significant Equipment

              We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2009.

Off-Balance Sheet Arrangements

              As of August 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

              We currently have no employees, other than our sole officer and director, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

              Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

              The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Long-Lived Assets

              In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Stock-based Compensation

              In accordance with SFAS 123R, “Share Based Payments”, our company accounts for share-based payments using the fair value method. Our company has not issued any stock options or share based payments since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

RECENT ACCOUNTING PRONOUNCEMENTS s]

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

              In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

              In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

              In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

              In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

              In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on our company's financial statements.

              In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

              Not Applicable.

Item 4T. Controls and Procedures.

              We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

              As of August 31, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

              There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

RISK FACTORS

              Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

              Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Financial Condition and Business Model

Scarcity of and Competition for Business Opportunities and Combinations

              We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

              We had cash in the amount of $20,080 and a working capital deficit of $106,286 as of August 31, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

              There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

              A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

              We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

              We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

              It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

              We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination.

              We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with Our Common Stock

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

              The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

              In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

              Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              None.

Item 5. Other Information

              On October 6, 2008, we filed the Agreement and Plan of Merger with the State of Nevada to merge our subsidiary, Global Health Ventures Inc., which was incorporated solely for the purposes of effecting a change in our name, with and into our company. Upon the effective date of the merger, we will change our name to Global Health Ventures Inc.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.1	PayPal User Agreement (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.2	Web Development Agreement with Rob Caruk (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.3	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.4	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.5	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
31.1*	Certification of Principal Executive Office, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDTOWN INVESTMENTS CORP.

By: /s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary,
Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: October 15, 2008