Form 10-Q/A
period 2008-08-31
GLOBAL HEALTH VENTURES INC.
filed 2008-10-31
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

[(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1517 West 58th Avenue, Vancouver, British Columbia Canada V6P 1W6
(Address of principal executive offices) (zip code)

604-761-7371
(Registrant’s telephone number, including area code)

Goldtown Investments Corp.
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

EXPLANATORY NOTE

This Form 10-Q is being amended to correct a typographical error and formatting issue with respect to dates that were missing from the balance sheet in the financial statements.

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

GLOBAL HEALTH VENTURES INC.

By: /s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary,
Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: October 31 , 2008