Form 10-Q
period 2008-11-30
GLOBAL HEALTH VENTURES INC.
filed 2009-01-20
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

N/A
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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

60,722,000 common shares issued and outstanding as of January 20, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended November 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
November 30, 2008
(Unaudited)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	785	5,726
Total Assets	785	5,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	8,590	5,220
Accrued liabilities (Note 3)	300	3,337
Due to related party (Notes 4(a) and (b))	116,792	85,194
Current portion of loan payable (Note 5)	-	1,751
Total Current Liabilities	125,682	95,502
Loan payable (Note 5)	-	3,106
Total Liabilities	125,682	98,608
Commitments and Contingencies (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par value
60,722,000 shares issued and outstanding (May 31, 2008 – 60,522,000 shares)	6,072	6,052
Additional Paid-In Capital	18,678	17,698
Donated Capital (Note 4(c))	23,250	18,750
Deficit Accumulated During the Development Stage	(172,897)	(135,382)
Total Stockholders’ Deficit	(124,897)	(92,882)
Total Liabilities and Stockholders’ Deficit	785	5,726

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	April 25, 2006
	Ended	Ended	Ended	Ended	(Date of inception)
	November 30	November 30,	November 30,	November 30,	to November 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	–	27	–	27	–

Expenses

General and administrative (Note 4(c))	(1,388)	5,955	(515)	8,216	54,230
Interest expense	52	130	147	263	905
Professional fees	20,708	19,897	37,883	35,682	117,762

Total Expenses	19,372	25,982	37,515	44,161	172,897

Net Loss	(19,372)	(25,955)	(37,515)	(44,134)	(172,897)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	60,657,000	93,507,000	60,590, 000	124,080,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Statements of Consolidated Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six Months	Six months
	Ended	Ended
	November 30,	November 30,
	2008	2007
	$	$
Operating Activities
Net loss for the period	(37,515)	(44,134)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	4,500	4,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	333	14,131
Due to related party	15,621	-
Deferred revenue	-	206
Net Cash Used In Operating Activities	(17,061)	(25,297)
Financing Activities
Payment of share offering costs	1,000	-
Advances from a related party	17,684	21,177
Repayments to a related party	(1,707)	(13,000)
Proceeds from issuance of common stock	-	-
Proceeds from loan payable	-	-
Repayments of loan payable	(4,857)	(730)
Net Cash Provided by (Used In) Financing Activities	12,120	7,447
Effect of exchange rate changes on cash	-	446
Decrease in Cash	(4,941)	(17,404)
Cash – Beginning of Period	5,726	18,939
Cash - End of Period	785	1,535

Supplemental Disclosures
Interest paid	52	263
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008
(Unaudited)

1.	Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada. The Company is a healthcare technology financial institution that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies, for further development, and re-licensing to major pharmaceutical companies. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $124,897 and accumulated losses of $172,897 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol “GHLV”.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements represent the consolidation of the Company and its wholly-owned subsidiary, Global Health (BC) Ventures Inc. The Company’s fiscal year-end is May 31.

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K filed on September 15, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2008 and 2007. The results of operations for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

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

	k)	Foreign Currency Translation

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

	l)	Stock-based Compensation

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

	m)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008
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

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2008
(Unaudited)

3.	Accrued Liabilities

	November 30,	May 31,
	2008	2008
	$	$
	(unaudited)
Accrued interest	-	37
Professional fees	300	3,300
	300	3,337

4.	Related Party Transactions

a)

During the six month period ended November 30, 2008, the former President advanced $Nil (2007 - $21,177) to the Company, was repaid $1,707 (2007 - $13,000) by the Company and incurred $4,970 (2007 - $Nil) of expenses on behalf of the Company. On September 29, 2008, an amount of $85,194 was owed to the former President of the Company who assigned the full amount to the President of the Company.

b)

During the six month period ended November 30, 2008, the President of the Company advanced $17,684 (2007 - $Nil) to the Company and incurred $10,651 (2007 - $Nil) of expenses on behalf of the Company. At November 30, 2008, the Company owes $116,792 (May 31, 2008 - $Nil) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment

c)

During the six month period ended November 30, 2008, the Company recognized a total of $3,000 (2007 - $3,000) for donated services at $500 per month (2007 - $500) and $1,500 (2007 - $1,500) for donated rent at $250 per month provided by the President of the Company.

	d)	On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share for gross proceeds of $1,000 to a company controlled by the President of the Company.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. During the six month period ended November 30, 2008, the Company made full payment of the outstanding principal of $4,857.

6.	Common Shares

	a)	On September 30, 2008, the former President of the Company returned, and the Company cancelled, 9,800,000 issued and outstanding common shares of the Company for no consideration.

	b)	On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share for gross proceeds of $1,000 to a company controlled by the President of the Company.

7.	Subsequent events

a)

On January 2, 2009, the Company agreed to convert the outstanding amount of $115,000 owed to the President of the Company by the issuance of 460,000 units at $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 460,000 common shares at an exercise of $0.40 per share expiring January 5, 2010. On January 5, 2009, the President converted the amount owed to 460,000 units of the Company as full settlement.

b)

On January 5, 2009, the Company completed a private placement to issue 1,540,000 units of the Company at $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire additional 1,540,000 common shares at an exercise of $0.40 per share expiring January 5, 2010.

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

Financial information contained in this quarterly report and in our unaudited interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

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

On September 29, 2008, Blair Law resigned as our president, secretary, treasurer, chief executive officer and chief financial officer. On September 29, Hassan Salari was appointed as our president, secretary, chief executive officer and chief financial officer.

On September 30, 2008, the former President of the Company returned, and the Company cancelled, 9,800,000 issued and outstanding common shares of the Company for no consideration.

On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share for gross proceeds of $1,000 to a company controlled by the President of the Company.

On September 30, 2008, the Company incorporated Global Health Ventures Inc. (“Global Health”) under the laws of the State of Nevada as its wholly-owned subsidiary.

On October 2, 2008, our former president returned, and our company cancelled, 9,800,000 issued and outstanding common shares of our company for no consideration.

On October 6, 2008, the Company filed the Agreement and Plan of Merger with the State of Nevada to merge Global Health Ventures Inc. with and into the Company. Upon the effective date of the merger, the Company changed its name to Global Health Ventures Inc. The Company’s common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol “GHLV”.

On January 2, 2009, the Company agreed to convert the outstanding amount of $115,000 owed to the President of the Company by the issuance of 460,000 units at $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 460,000 common shares at an exercise of $0.40 per share expiring January 5, 2010.

On January 5, 2009, the President converted the amount owed to 460,000 units of the Company. Also on January 5, 2009, the Company completed a private placement to issue 1,540,000 units of the Company at $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire additional 1,540,000 common shares at an exercise of $0.40 per share expiring January 5, 2010.

Current Business

We are a development stage company in biopharmaceutical field, developing opportunities which we plan to acquire through licensing or merger with other established business entities. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the six month periods ended November 30, 2008 and November 30, 2007

Our interim consolidated financial statements report a net loss of $37,515 for the six month period ended November 30, 2008 as compared to a net loss of $44,134 for the six month period ended November 30, 2007. Our accumulated net losses for the period from April 26, 2006, our date of inception, to November 30, 2008 was $172,897.

As of November 30, 2008, we had a working capital deficit of $124,897. Our total liabilities as of November 30, 2008 were $125,682, as compared to total liabilities of $98,608 as of November 30, 2007. The change was due primarily to increase in due to related parties of $31,598, and an increase in accounts payable of $3,370 for professional fees.

Cash Flow Used in Operating Activities

Operating activities used cash of $17,061 for the six month period ended November 30, 2008, compared to using $5,073 for the six month period ended November 30, 2007. The decrease in cash used during the six month period ended November 30, 2008 was commensurate with an increase in due to related parties of $15,621.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $12,120 for the six month period ended November 30, 2008 compared to using cash of $10,361for the six month period ended November 30, 2007.

Liquidity and Capital Resources

We had cash of $785 and current liabilities of $125,682 as of November 30, 2008. We had a working capital deficit of $124,897 as of November 30, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended November 30, 2009.

We incurred a loss of $37,515 for the six month period ended November 30, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $200,000. Although we will have sufficient funds to carry out our operation for the next twelve month period, we shall attempt to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

We expect to require a total of approximately $200,000, as set out as follows to fully carry out our business plan over the next twelve months beginning December 2008. Our expenditures for the next twelve months include:

Our cost to
complete
Description	$
Development and acquisition of new business opportunities	50,000
Legal and Accounting Consultants	50,000
General Administration and working capital	100,000
Total	200,000

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

Product Research and Development

Unless we are successful in acquiring financing and business opportunities in the biotech field, we do not anticipate that we will spend any significant monies on research and development over the twelve month period ending November 30, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2009.

Off-Balance Sheet Arrangements

As of November 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are also disclosed in the notes to our audited financial statements for the year ended May 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on September 15, 2008.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

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

As of November 30, 2008, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the six month period ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $785 and a working capital deficit of $124,897 as of November 30, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

A decline in the price of our common shares could affect our ability to raise further working capital and adversely impact our operations.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On October 6, 2008, we filed an Agreement and Plan of Merger with the State of Nevada to merge our subsidiary, Global Health Ventures Inc., which was incorporated solely for the purposes of effecting a change in our name, with and into our company. Upon the effective date of the merger, we will change our name to Global Health Ventures Inc.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.1	PayPal User Agreement (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.2	Web Development Agreement with Rob Caruk (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.3	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.4	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.5	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: January 20 , 2009