Form 10-Q
period 2009-02-28
GLOBAL HEALTH VENTURES INC.
filed 2009-04-14
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

62,722,000 common shares issued and outstanding as of April 13, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended February 28, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
February 28, 2009
(Unaudited)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2009	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	350,927	5,726
Total Assets	350,927	5,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	6,756	5,220
Accrued liabilities (Note 3)	600	3,337
Due to related party (Notes 4(a) (b) and (e))	2,867	85,194
Current portion of loan payable (Note 5)	-	1,751
Total Current Liabilities	10,223	95,502
Loan payable (Note 5)	-	3,106
Total Liabilities	10,223	98,608
Commitments and Contingencies (Notes 1 and 5)
Stockholders’ Deficit
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par value
62,722,000 shares issued and outstanding (May 31, 2008 – 60,522,000 shares)	6,272	6,052
Additional Paid-In Capital	518,478	17,698
Donated Capital (Note 4(c))	24,000	18,750
Deficit Accumulated During the Development Stage	(208,046)	(135,382)
Total Stockholders’ Deficit	340,704	(92,882)
Total Liabilities and Stockholders’ Deficit	350,927	5,726

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	April 25, 2006
	Ended	Ended	Ended	Ended	(Date of inception)
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	58	–	85	–

Expenses
General and administrative (Note 4(c))	32,352	3,723	31,837	11,939	86,582
Interest expense	–	118	147	381	905
Professional fees	2,797	6,916	40,680	42,598	120,559
Total Expenses	35,149	10,757	72,664	54,918	208,046
Net Loss	(35,149)	(10,699)	(72,664)	(54,833)	(208,046)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	61,851,000	60,522,000	61,005,000	102,972,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Statements of Consolidated Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine Months	Nine months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$
Operating Activities
Net loss for the period	(72,664)	(54,833)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	5,250	6,750
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,201)	5,384
Due to related party	16,634	-
Deferred revenue	-	148
Net Cash Used In Operating Activities	(51,981)	(42,551)
Financing Activities
Advances from a related party	18,746	41,623
Repayments to a related party	(1,707)	(13,000)
Proceeds from issuance of common stock	385,000	-
Repayments of loan payable	(4,857)	(1,108)
Net Cash Provided by Financing Activities	397,182	27,515
Effect of exchange rate changes on cash	-	476
Increase (decrease) in Cash	345,201	(14,560)
Cash – Beginning of Period	5,726	18,939
Cash - End of Period	350,927	4,379

Supplemental Disclosures
Interest paid	52	381
Income taxes paid	–	–
Non-cash Financing Transactions
Shares issued in settlement of advances from related party	116,000	–

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at February 28, 2009, the Company has never generated any significant revenue and has accumulated losses of $208,046 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10- K filed on September 15, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2009 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 28, 2009 and 2008. The results of operations for the nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
February 28, 2009
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
February 28, 2009
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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Unaudited)

3.	Accrued Liabilities

	February 28,	May 31,
	2009	2008
	$	$
	(unaudited)
Accrued interest	-	37
Professional fees	600	3,300
	600	3,337

4.	Related Party Transactions

a)

During the nine month period ended February 28, 2009, the former President advanced $Nil (2008 - $41,623) to the Company, was repaid $1,707 (2008 - $13,000) by the Company and incurred $4,970 (2008 - $Nil) of expenses on behalf of the Company. On September 29, 2008, an amount of $85,194 was owed to the former President of the Company who assigned the full amount to the President of the Company.

b)

During the nine month period ended February 28, 2009, the President of the Company advanced $18,976 (2008 - $Nil) to the Company and incurred $16,634 (2008 - $Nil) of expenses on behalf of the Company. At February 28, 2009, the Company owes $2,867 (May 31, 2008 - $Nil) to the President of the Company, and the amount is unsecured, bears no interest, and has no terms of repayment

c)

During the nine month period ended February 28, 2009, the Company recognized a total of $3,500 (2008 - $4,500) for donated services at $500 per month (2008 - $500) and $1,750 (2008 - $2,250) for donated rent at $250 per month provided by the President of the Company.

	d)	On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share in settlement of $1,000 owed to a company controlled by the President of the Company.

e)

On January 20, 2009, the Company issued 460,000 units of the Company at $0.25 per unit in settlement of $115,000 owed to the President of the Company (see Note 6 (c)), and 540,000 units at $0.25 per unit for gross proceeds of $135,000 to an individual related to the President of the Company (see Note 6 (d)).

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN$7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan is repayable by 48 monthly payments of CDN$176, including principal and interest. The loan was repaid in full in November 2008.

6.	Common Shares

	a)	On September 30, 2008, the former President of the Company returned, and the Company cancelled, 9,800,000 issued and outstanding common shares of the Company for no consideration.

	b)	On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share in settlement of $1,000 owed to a company controlled by the President of the Company.

c)

On January 20, 2009, the Company issued 460,000 units of the Company at $0.25 per unit in settlement of $115,000 owed to the President of the Company. Each unit consisted of one common share and one common share purchase warrant. Each share purchase warrant is exercisable to acquire one additional common share at an exercise price of $0.40 per share expiring January 20, 2011.

d)

On January 20, 2009, the Company completed a private placement to issue 1,540,000 units of the Company at $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant. Each share purchase warrant is exercisable to acquire one additional common shares at an exercise price of $0.40 per share expiring January 20, 2011.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009
(Unaudited)

7.	Warrants

On January 20, 2009, pursuant to the completion of the 2,000,000 units private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011 (see Notes 6 (c) and (d)). At February 28, 2009, the 2,000,000 warrants issued are still outstanding.

8.	Fair Value Measures

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and accounts payable. Pursuant to SFAS No. 157, Fair Value Measurements , or SFAS 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

9.	Subsequent Event

On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technologies are put into commercial production, or the technologies are sold or sublicensed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. In addition, effective as of September 20, 2007, we also filed a Certificate of Change to increase our issued and outstanding, and authorized capital, on a basis of fourteen (14) new common shares for every one (1) existing common share, from 11,023,000 issued and outstanding common shares into 154,322,000 issued and outstanding common shares, and from 14,000,000 authorized common shares to 196,000,000 authorized common shares.

On September 29, 2008, Blair Law resigned as our president, secretary, treasurer, chief executive officer and chief financial officer. On September 29, 2008, Hassan Salari was appointed as our president, secretary, treasurer, chief executive officer and chief financial officer.

Effective October 6, 2008, we changed our name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.” as a result of a merger with Global Health Ventures Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change. Our common shares trade on the Over The Counter Bulletin Board (OTCBB) under the symbol “GHLV”.

Current Business

We are a development stage company in the biopharmaceutical field, developing opportunities which we plan to acquire through licensing or a mergers with other established business entities. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended February 28, 2009 and February 29, 2008

Our interim consolidated financial statements report a net loss of $35,149 for the three month period ended February 28, 2009 as compared to a net loss of $10,699 for the three month period ended February 29, 2008.

During the three months ended February 28, 2009, we incurred expenses of $35,149 compared to $10,757 during the three months ended February 29, 2008. The increase in expenses during the three months ended February 28, 2009 was largely due to increases in general and administrative expenses.

For the nine month periods ended February 28, 2009 and February 29, 2008

Our interim consolidated financial statements report a net loss of $72,664 for the nine month period ended February 28, 2009 as compared to a net loss of $54,833 for the nine month period ended February 29, 2008. Our accumulated net losses for the period from April 26, 2006, our date of inception, to February 28, 2009 was $208,046.

During the nine months ended February 28, 2009, we incurred expenses of $72,664 compared to $54,918 during the three months ended February 29, 2008. The increase in expenses during the three months ended February 28, 2009 was largely due to increases in general and administrative expenses.

As of February 28, 2009, we had a working capital of $340,704. Our total liabilities as of February 28, 2009 were $10,223, as compared to total liabilities of $89,176 as of February 29, 2008. The change was due primarily to a decrease in the amount due to related parties of $61,709 and a decrease in accounts payable of $11,925.

Cash Flow Used in Operating Activities

Operating activities used cash of $51,981 for the nine month period ended February 28, 2009, compared to using cash of $42,551 for the nine month period ended February 29, 2008. The increase in cash used during the nine month period ended February 28, 2009 was commensurate with a decrease in the amount due to related parties of $16,634.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $397,182 for the nine month period ended February 28, 2009 compared to providing cash of $27,515 for the nine month period ended February 29, 2008. The increase in financing activities was due to the private placement of 1,540,000 units at $0.25 per unit for gross proceeds of $385,000 completed on January 20, 2009.

Liquidity and Capital Resources

We had cash of $350,927 and current liabilities of $10,223 as of February 28, 2009. We had working capital of $340,704 as of February 28, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended February 28, 2010.

On January 2, 2009, we agreed to settle the outstanding amount of $115,000 owed to our president by the issuance of 460,000 units of our company at $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 460,000 common shares at an exercise price of $0.40 per share and having an expiry date of January 20, 2011. We issued the 460,000 units to our president on January 20, 2009

Also on January 20, 2009, we completed a private placement of 1,540,000 units of our company at $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 1,540,000 common shares at an exercise price of $0.40 per share and having an expiry date of January 20, 2011.

We incurred a loss of $72,664 for the nine month period ended February 28, 2009. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $200,000. Although we have sufficient funds to carry out our operations for the next twelve month period, we may attempt to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

We expect to require a total of approximately $400,000, as set out below to carry out our business plan over the twelve months beginning March 2009. Our expenditures for the next twelve months include:

Our cost to
complete
Description	$
Development and acquisition of new business opportunities	50,000
Research contract fees	200,000
Legal and Accounting Consultants	50,000
General Administration and working capital	100,000
Total	400,000

We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to realize depending on the type of business we may acquire. There is no assurance we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements. Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements. However, we currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising sufficient funds through future capital raising efforts, we may review other financing options.

We have generated no revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities in the future, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable or that we will have sufficient resources to meet our objectives.

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

Product Research and Development

Unless we are successful in acquiring financing and business opportunities in the biotech field, we do not anticipate that we will spend any significant monies on research and development over the twelve month period ending February 28, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending February 28, 2010.

Off-Balance Sheet Arrangements

As of February 28, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than the president of the company and our director of investor relations, who is related to our president, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, we account for share-based payments using the fair value method. Our company has not issued any stock options or share based payments since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also our chief executive officer, secretary, treasurer and chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of February 28, 2009, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our chief executive officer, secretary, treasurer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related To Our Financial Condition and Business Model

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $350,927 and working capital deficit of $340,704 as of February 28, 2009. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

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

We have no agreement to acquire a business opportunity and there can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2009, we issued an aggregate of 2,000,000 shares of common stock to three investors pursuant to private placement subscription agreements dated January 9, 2009. We issued the securities to three non-U.S. persons

(as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to our president, to engage Globe Laboratories for research on the sublingual technologies developed by Globe. We agreed to pay Globe $50,000 per quarter from April 1, 2009 until the technology is put into commercial production or the technology is sold or sublicensed.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.1	PayPal User Agreement (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.2	Web Development Agreement with Rob Caruk (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.3	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.4	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.5	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.6*	Form of Subscription Agreement with Julian Salari, Hassan Salari and VP Bank (Switzerland) Ltd.
10.7*	Research Agreement with Globe Laboratories Inc. dated March 15, 2009
31.1*	Certification of Principal Executive Office, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: April 14, 2009