Form 10-K
period 2009-05-31
GLOBAL HEALTH VENTURES INC.
filed 2009-08-04
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1517 West 58th Avenue
Vancouver, British Columbia Canada	V6P 1W6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.729.5759

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[ ] No[ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes[ ] No[ ]

(Not currently applicable to the Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ x ] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,930,500 based on a price of $0.25 per share multiplied by 51,722,000 shares held by non-affiliates. There were no trades of the common shares of the issuer on the OTC Bulletin Board until February, 2009. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the Issuer, whereby common shares were issued at $0.25 per share in January, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 62,722,000 shares of common stock as of July 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the ability of our company to accelerate the development of products we are developing, our ability to out-license such products and our ability to raise sufficient funds for such development, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a further description of risk factors that may affect our company, please see Item 1A “Risk Factors” commencing on page 5 of this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Global Health Ventures Inc., unless otherwise indicated.

Corporate History

We were incorporated on April 25, 2006, under the name “Acting Scout Inc.”, pursuant to the laws of the state of Nevada.

On September 10, 2007, we filed an Amendment to our Articles of Incorporation with the Secretary of State of Nevada to, effective as of September 10, 2007, decrease our authorized capital from 80,000,000 common shares to 14,000,000 common shares.

On September 20, 2007, we changed our name to “Goldtown Investments Corp.” to better reflect our new business model. In addition, effective as of September 20, 2007, we filed a Certificate of Change to increase our issued, outstanding, and authorized capital, on the basis of 14 new common shares for every one existing common share, from 11,023,000 issued and outstanding common shares to 154,322,000 issued and outstanding common shares, and from 14,000,000 authorized common shares to 196,000,000 authorized common shares.

On September 29, 2008, Blair Law resigned as our director, president, secretary, treasurer, chief executive officer and chief financial officer and Hassan Salari was appointed as our director, president, secretary, treasurer, chief executive officer and chief financial officer.

Effective October 6, 2008, we changed our name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.” as a result of a merger with Global Health Ventures Inc., our wholly-owned subsidiary, that was incorporated solely to effect the name change. Our common shares are quoted on the Over the Counter Bulletin Board under the symbol “GHLV”.

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to the president of our company, to engage Globe for research on the sublingual technologies developed by Globe. We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technologies are put into commercial production, or the technologies are sold or sublicensed.

On May 14, 2009, Dr. David Filer and Christian Bezy were appointed to our board of directors. Also on May 14, 2009, Audrey Lew was appointed as our chief financial officer and Hassan Salari resigned from this position.

Current Business

We are a specialty pharmaceutical company developing proprietary platform technology that delivers drugs via the sublingual (under the tongue) route. This unique method delivers drugs to the bloodstream quickly and with minimal drug breakdown in the liver and gastro-intestinal system, a process that can greatly reduce side effects while also requiring a lower dosage than conventional oral drugs while generally still producing the same results. Additionally, we are also developing oral formulations of drugs which are intended to cause fewer stomach side effects than formulations of such drugs previously marketed by other pharmaceutical companies. Our drug formulations are specifically designed to deliver drugs to the blood stream rapidly and more efficiently than traditional drug formulations but with fewer side effects.

We intend to develop our products to the final stage of marketing. If we need to carry out further clinical trials to support regulatory filings we will do so in-house. We plan to market the products through direct consumer sources such as advertisements on the internet, television, radio and in magazines. We also plan to sign up co-marketing partners, which typically will be larger specialty pharmaceutical companies and distributors. In the latter case, we plan to share the revenue on a pre-arranged royalty basis structure. We anticipate our products and any new product will require substantial funding. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Products under Development

We are currently investigating four product candidates for development: GLV-0901, GLV-0902, GLV-0903 and GLV-0904. Three of the products (GLV-0901, GLV-0902 and GLV-0903) are sublingual, meaning that they are administered by placement under the tongue rather than swallowed. Such a method of delivery allows drugs to reach the bloodstream quickly and with minimal drug breakdown in the liver and gastro-intestinal system, a process that can greatly reduce side effects while also requiring a lower dosage than that required of conventional oral drugs while generally still producing the same results. One product (GLV-0904) is intended to be administered orally.

GLV-0901 is a new formulation of sildenafil under development. Sildenafil is currently marketed under the trade name of Viagra® for erectile dysfunction. Our formulation is a lower dose and specially formulated for sexual enhancement in people who are not suffering from erectile dysfunction. The current marketed drug, which is formulated for oral administration, has a number of side effects and a slow mode of action. GLV-0901 is a new proprietary formulation which may have fewer side effects and is expected to have a rapid onset of action.

GLV-0902 is a sublingual formulation of nicotine. Nicotine has been widely used as a replacement for tobacco by people with smoking addictions. Current formulations, which are marketed as patches, gums or sprays, have either a very poor absorption or are inconvenient to use. Our sublingual formulation is intended to have a rapid onset of action and high absorption efficiency. We intend for GLV-0902 to be marketed for smoking cessation alongside patches, gums and sprays.

GLV-0903 is a stress reduction drug. We developed a new formulation of zopiclone which will be administered sublingually. The current commercial formulation of this product, which is currently marketed for sleeping disorders, is administered orally. Our product is a much lower dose and is designed for relaxation and stress release. It will have a different market and different audience than the current commercial formulation of this product.

GLV-0904 is an appetite-suppressant product. We designed a new formulation of orally active catechin which has appetite reducing properties if taken prior to meals. Our catechin source is natural, from the main components of tea polyphenols extract. Continuous long-term use of the product is intended to reduce weight and help to manage weight loss. The oral formulation is conveniently designed to be consumed by average people for controlling food intake.

We are also developing products that can be delivered via the dermis. Like sublingual delivery, dermal delivery is considered to be more effective than oral delivery for products targeting the skin or areas underlying the skin.

Government Regulation

As our products are intended to be used by humans, some will require regulatory approval. If the products do not fall within the category of herbal and consumer compounds, then we may be required to carry out quick clinical trials, most likely under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. We are working with experienced regulatory consultants and people who are skilled in the field in the development of our products. We have assembled a list of professionals who can assist in obtaining any required regulatory approval for any of our products.

Competition

We are competing with other companies for both the acquisition of prospective healthcare technologies and the financing necessary to develop same. In seeking out such technologies, we have encountered intense competition as we compete directly with other development stage companies as well as established international companies. Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do. Accordingly, these competitors may be able to spend greater amounts on the acquisition and development of healthcare technologies. This competition could result in our competitors obtaining technologies of greater quality and attracting prospective investors to finance the development of such technologies on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Employees

Our company is currently operated by Hassan Salari as our president, secretary, treasurer and chief executive officer and Audrey Lew as our chief financial officer. Currently we have three employees. Our company may hire employees when circumstances warrant, however we do not anticipate hiring additional employees in the near future.

Intellectual Property

We have licensed a patented technology from Globe Laboratories Inc. which encompasses our sublingual drug delivery technology. The patent was filed in 2009 and we have a worldwide exclusive right to the technology.

Research and Development

Our primary research for the foreseeable future will be focused on the development of our new formulation of drug delivery technology. We need to continue to improve the drug bioavailability and formulations to maximize absorption. This requires fine tuning of the compositions in our formulation. We will need to test various doses of the active drug with different dosages of formulation ingredients. Drug bioavailability is the key parameter in our research. We also may develop smaller doses of the drugs for people of differing weights as, for example, a person with a body mass of 50 kilograms will require a far lower drug dosage than a person with a body mass of 200 kilograms. During the course of the next year, we intend to develop various dosage formulations for the drugs which we are developing.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Development of a product candidate requires substantial technical, financial and human resources. Our potential product candidates may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

  the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

  their failure to receive necessary regulatory approvals;

  the existence of proprietary rights of third parties; or

  the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

We face competition from several companies with greater financial, personnel and research and development resources than ours.

Our competitors are developing product candidates which could compete with those we may develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

  are more effective;

  have fewer or less severe adverse side effects;

  are more adaptable to various modes of dosing;

  are easier to store or transport;

  are easier to administer; or

  are less expensive than the product candidates we develop.

Even if we are successful in developing effective products and obtaining appropriate regulatory approvals necessary for commercializing them, our products may not compete effectively with other successful product candidates. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products that are either more effective than those that we may develop, alone or with our collaborators, making our products obsolete, or that are marketed before any product candidates we develop are marketed.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Many of the organizations competing with us may have substantially greater capital resources, larger research and development staffs and facilities, greater experience in product development and in obtaining regulatory approvals, and greater marketing capabilities than we do.

We may use hazardous materials and chemicals in developing our products which may require us to comply with regulatory requirements and expose us to potential liabilities.

Our research and development may involve the controlled use of hazardous materials and chemicals. We are subject to federal, provincial, local and foreign laws governing the use, manufacture, storage, handling and disposal of such materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for significant damages or fines. These damages could exceed our resources and any applicable insurance coverage. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

Delays in successfully completing any clinical trials we may conduct could jeopardize our ability to obtain regulatory approval or market our potential product candidates on a timely basis.

Our business prospects may depend on our ability to complete patient enrolment in clinical trials, to obtain satisfactory results in same, to obtain required regulatory approvals and to successfully commercialize our products. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

  lower-than-anticipated recruitment of medical centers to participate in clinical trials;

  serious adverse events related to the products;

  unsatisfactory results of any clinical trial; or

  different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

Our development costs will increase if we have material delays in any clinical trial or if we need to perform more or larger clinical trials than planned. If the delays are significant, or if any of our product candidates do not prove to be safe or effective or do not receive required regulatory approvals, our financial results and the commercial prospects for our products will be harmed. Furthermore, our inability to complete our clinical trials in a timely manner could jeopardize our ability to obtain regulatory approval.

Biopharmaceutical product development is a long, expensive and uncertain process and the approval requirements for many products are still evolving. If we are unable to successfully develop and test product candidates in accordance with such requirements, our business will suffer.

We cannot predict whether we will obtain regulatory approval for any biological drug product candidates pursuant to regulatory provisions. We may fail to obtain approval from regulatory authorities, or experience delays in obtaining such approvals, due to varying interpretations of data or failure to satisfy current safety, efficacy and quality control requirements. Further, our business is subject to substantial risk because the current policies of regulators may change suddenly and unpredictably and in ways that could impair our ability to obtain regulatory approval of our products. We cannot guarantee that the regulatory authorities will approve our products on a timely basis or at all.

We may become subject to product liability claims, which could result in damages that exceed our insurance coverage.

We face an inherent risk of exposure to product liability suits in connection with products tested in human clinical trials or sold commercially. We may become subject to a product liability suit if any product we develop causes injury, or if individuals subsequently become infected or otherwise suffer adverse effects from our products. If a product liability claim is brought against us, the cost of defending the claim could be significant and any adverse determination could result in liabilities in excess of our insurance coverage. We cannot be certain that additional insurance coverage, if required, could be obtained on acceptable terms, if at all.

We may be subject to claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in the biotechnology industry, we may employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that such future employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Before we can seek regulatory approval of any product candidates, we may need to successfully complete clinical trials, outcomes of which are uncertain.

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

  inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

  delay or failure in obtaining approval of our clinical trial protocols from regulatory authorities or institutional review boards;

  inability to adequately follow and monitor patients after treatment;

  difficulty in managing multiple clinical sites;

  unforeseen safety issues;

  government or regulatory delays; and

  clinical trial costs that are greater than we currently anticipate.

Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause us to repeat or terminate a clinical trial or require us to conduct additional trials. We do not know whether our existing or any future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Our clinical trials may be suspended at any time for a variety of reasons, including if regulatory authorities or we believe the patients participating in our trials are exposed to unacceptable health risks or if a regulator finds deficiencies in the conduct of these trials.

Failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

The commercialization of our product candidates may not be profitable.

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant sales, marketing, and manufacturing expenses in connection with the commercialization of our product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing, and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

  the cost and timing of developing a commercial scale manufacturing facility or the costs of outsourcing our manufacturing;

  the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

  the costs of establishing sales, marketing, and distribution capabilities;

  the effect of competing technological and market developments; and

  the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

Even if we receive regulatory approval for our product candidates, including regulatory approval of a commercial scale manufacturing facility, we may not ever receive significant revenues from our product candidates. To the extent that we are not successful in commercializing our product candidates, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

We will require additional capital in order to pursue our plan of operation. If we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $332,716 and working capital of $274,258 as of May 31, 2009. Although we believe that we have funds sufficient to meet our immediate needs, we anticipate that we may require additional financing in order to pursue our plan of operation. We will likely secure any additional financing necessary through a private placement of our common shares. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our business. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company.

We have a history of losses and no revenues, which raises substantial doubt about our ability to continue as a going concern.

From incorporation to May 31, 2009, we have incurred aggregate net losses of $308,641 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of technology development, the demand for our products, the level of competition and general economic conditions.

Our company's operations will be subject to all risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of any significant operating history. No assurance can be given that we will be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful development of our technology into commercial products, which is itself subject to numerous risk factors described herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products gain market acceptance sufficient to generate a commercially viable sustainable level of sales, and/or additional products are developed and commercially released and sales of such products enable us to operate in a profitable manner.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to establish a new business. Some of these risks and uncertainties relate to our ability to identify, secure and complete the acquisition of a suitable healthcare technologies. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

It is unlikely that we will generate any or significant revenues while we establish and develop our business. This may result in our company incurring a net operating loss which will increase continuously until we develop products that can generate revenues that result in a net profit to us. Our short and long-term prospects depend upon our ability to select and secure suitable healthcare technologies to develop. In order for us to make a profit, we will need to successfully develop acquired healthcare technologies into commercial products and generate revenues from such products in an amount sufficient to cover any and all future costs and expenses in connection with the development of such products. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

Risks Associated with Our Common Stock

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at 1517 West 58th Avenue, Vancouver, British Columbia, V6P 1W6 Canada and is currently donated by our president. While we have never paid nor been charged rent for the use of these premises, our financial statements recognized a total of $1,750 for donated rent, at the rate of $250 per month, for the year ended May 31, 2009. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move to new premises.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than five percent of our common shares, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the symbol “ACSU.OB”. Effective September 20, 2007, our trading symbol changed from “ACSU.OB” to “GTWV.OB” in connection with our change of name from “Acting Scout Inc.” to “Goldtown Investments Corp.”. Effective, October 24, 2008, our trading symbol changed from “GTWV.OB” to “GHLV.OB”, in connection with a change of name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.”. The high and low bid information for our common shares for each full financial quarter on the OTC Bulletin Board for the two most recent full fiscal years were as follows:

OTC Bulletin Board
Quarter Ended	High (U.S.$)	Low (U.S.$)
August 30, 2007	No trades
November 30, 2007	No trades
February 29, 2008	No trades
May 31, 2008	No trades
August 30, 2008	No trades
November 30, 2008	No trades
February 28, 2009	$1.01	$0.00
May 31, 2009	$1.65	$1.01

We do not have any common stock subject to outstanding options. We have 2,000,000 warrants outstanding that are exercisable into shares of common stock of our company at a price of $0.40 per share until January 20, 2011.

Holders of our Common Stock

As of July 22, 2009, there were 69 holders of record of our common stock. As of such date, 62,722,000 common shares of our company were issued and outstanding.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 2nd Avenue, South, Suite 705 S, St. Petersburg, FL 33701 (telephone number: 727.289.0010) .

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended May 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the Fiscal Years ended May 31, 2009 and May 31, 2008

We have not generated any revenues from inception to May 31, 2009. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

During the year ended May 31, 2009, our operating expenses totaled $173,259 compared to $65,168 for the year ended May 31, 2008. From April 25, 2006 to May 31, 2009, our total operating expenses were $308,641, including $141,421 in professional fees, $83,294 in general and administrative expenses, $48,893 in salaries and $905 in interest expense. We reported a loss from operations of $173,259 for the year ended May 31, 2009, compared to a loss from operations of $65,168 for the year ended May 31, 2008.

Our general and administrative expenses consist of bank charges, travel, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses increased from $16,757 for the year ended May 31, 2008 to $28,549 for the year ended May 31, 2009. The increase in general and administrative expenses was primarily attributable to an increase in legal and accounting professional fees. As we work at transforming from a shell company to an operating entity, a considerable amount of legal and accounting work has been required. As such, an increase in administration costs has occurred.

Professional fees increased by $13,630 to $61,542 for the year ended May 31, 2009 from $47,912 for the same period in 2008. This increase in professional fees was primarily attributable to an increase in legal and accounting fees.

Cash Flow Used in Operating Activities

Operating activities used cash of $79,180 for the year ended May 31, 2009, compared to using cash of $31,799 for the year ended May 31, 2008. The increase in cash used during the year ended May 31, 2009 was primarily attributable to legal and accounting fees.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $412,448 for the year ended May 31, 2009 compared to providing cash of $18,464 for the year ended May 31, 2008. The increase in financing activities was primarily due to completion of private placement of 1,540,000 units at $0.25 per unit for gross proceeds of $385,000 on January 20, 2009.

Liquidity and Capital Resources

We had cash of $332,716 and current liabilities of $72,350 as of May 31, 2009. We had working capital of $276,258 as of May 31, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended May 31, 2010.

On January 2, 2009, we agreed to settle an outstanding amount of $115,000 owed to our president through the issuance to the president of 460,000 units at a price of $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional common share at an exercise price of $0.40 per share until January 20, 2011. We issued the 460,000 units to our president on January 20, 2009.

Also on January 20, 2009, we completed a private placement of 1,540,000 units of our company at a price of $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional common share at an exercise price of $0.40 per share until January 20, 2011.

We incurred a net loss of $173,259 for the year ended May 31, 2009. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. As such, we do not currently have sufficient cash to meet our operating expenses for the next twelve month period. We may attempt to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain funds required for our continued operation. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We expect to require a total of approximately $1,300,000, as set out below, to carry out our business plan over the twelve months beginning in June 2009. Our expenditures for the next twelve months include:

Description	Cost
Equipment	$250,000
Leasehold Improvement/rent	$200,000
Research	$200,000
Packaging	$100,000
Wages	$300,000
Professional Fees	$100,000
Travel	$50,000
Administration	$50,000
Overhead	$50,000
Total	$1,300,000

We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial production of our products. There is no assurance that we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming such loans would be available, will increase our liabilities and future cash commitments.

Product Research and Development

During the year ended May 31, 2010, we intend to work on the formulation of our drugs. The rate of blood absorption will be investigated. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug bioavailability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

Purchase of Significant Equipment

During the year ended May 31, 2010, we intend to purchase a tablet maker which will produce at least 100 tablets a minute. This tablet maker will cost approximately $50,000. We also intend to purchase an automated tablet packager. The automated tablet packager will automatically drop a certain number of tablets into each bottle. The bottles then go for sealing, capping and labeling. Once the sealing, capping and labeling are completed, the automated tablet packager will produce a complete packed bottle. The cost of this fully automated equipment is approximately $200,000.

Off-Balance Sheet Arrangements

As of May 31, 2009, our company had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

Our company is currently operated by Hassan Salari as our president, secretary, treasurer and chief executive officer and Audrey Lew as our chief financial officer. Currently we have three employees. Our company may hire employees when circumstances warrant, however we do not anticipate hiring additional employees in the near future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of an asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2009 and 2008. Scientific Research and Experimental Development (“SR&ED”) tax credits are recorded on a cash basis due to the uncertainty surrounding final approval for the SR&ED tax credit application. Tax credits received are recorded as a reduction in research and development costs incurred in the year. During the year, no SR&ED amounts were received and offset against research and development costs.

Foreign Currency Translation

Our company’s functional currency is the Canadian dollar with the reported amounts being stated in the United States dollar. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GLOBAL HEALTH VENTURES INC.
(a development stage company)
FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

MAY 31, 2009

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
May 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)

We have audited the accompanying consolidated balance sheet of Global Health Ventures Inc. (a Development Stage Company) as at May 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Global Health Ventures Inc. (formerly Goldtown Investments Corp.) as of May 31, 2008, were audited by other auditors whose report dated September 10, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Health Ventures, Inc. (a Development Stage Company) as at May 31, 2009 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited capital and has suffered losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LDMB Advisors Inc.

Chartered Accountants
Surrey, British Columbia, Canada

July 20, 2009

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2009	2008
	$	$
ASSETS
Current Assets
Cash and cash equivalents	332,716	5,726
Prepaid expenses	15,892	-
	348,608	5,726
Property, Plant and Equipment
Laboratory equipment	3,769	-
Accumulated depreciation	(377)	-
	3,392	-
Intangible Assets
Website development costs	2,509	-
Accumulated amortization	(418)	-
	2,091	-
Total Assets	354,091	5,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	3,788	5,220
Accrued liabilities (Note 3)	67,063	3,337
Due to related party (Notes 4(a) (b) and (e))	1,499	85,194
Current portion of loan payable (Note 5)	-	1,751
	72,350	95,502
Loan payable (Note 5)	-	3,106
	72,350	98,608
Commitments (Note 4 (f))
Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-	-
Common Stock: 196,000,000 shares authorized, $0.0001 par value
62,722,000 shares issued and outstanding (May 31, 2008 – 60,522,000 shares)	6,272	6,052
Additional Paid-In Capital	567,478	17,698
Donated Capital (Note 4(c) and Note 6(b))	2,474,000	18,750
Accumulated other comprehensive income	41,632	-

Deficit accumulated during the development stage	(2,807,641)	(135,382)
	281,741	(92,882)
Total Liabilities and Stockholders’ Equity	354,091	5,726

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

				Accumulated
				from April 25, 2006
	Year Ended	Year Ended	Year Ended	(Date of inception)
	May 31, 2009	May 31, 2008	May 31, 2007	to May 31, 2009
	$	$	$	$

Revenue	–	–	–	–

Expenses

Amortization	418	–	–	418
Depreciation	377	–	–	377
General and administrative (Note 4(c))	28,549	16,757	32,539	83,294
Interest expense	147	499	259	905
Professional fees	61,542	47,912	28,376	141,421
Research and development (Note 4(f))	33,333	–	–	33,333
Salaries and wages	48,893	–	–	48,893

Total Expenses	173,259	65,168	61,174	308,641

Net Loss	(173,259)	(65,168)	(61,174)	(308,641)

Other Comprehensive Income
Foreign currency translation adjustment	41,632	–	–	41,632

Comprehensive Loss	(131,627)	(65,168)	(61,174)	(267,009)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	58,358,000	92,301,000	142,310,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

				Accumulated
				from April 25, 2006
	Year Ended	Year Ended	Year Ended	(Date of inception)
	May 31, 2009	May 31, 2008	May 31, 2007	to May 31, 2009
	$	$	$	$

Operating Activities
Comprehensive loss	(131,627)	(65,168)	(61,174)	(267,009)
Adjustment to reconcile net loss to net cash
used in operating activities:
Donated services	5,250	9,000	9,000	24,000
Amortization	418	-	-	418
Depreciation	377	-	-	377
Change in operating assets and liabilities:
Prepaid expenses	(15,892)	-	-	(15,892)
Accounts payable and accrued liabilities	62,294	(5,115)	13,672	70,851
Due to related party	-	29,484	-	33,385
Net Cash Used In Operating Activities	(79,180)	(31,799)	(38,502)	(153,870)

Investing Activities
Purchase of equipment	(3,769)	-	-	(3,769)
Website development costs	(2,509)	-	-	(2,509)
Net Cash Used in Investing Activities	(6,278)	-	-	(6,278)

Financing Activities
Payment of share offering costs	-	-	(28,400)	(28,400)
Advances from a related party	34,417	85,757	12,077	165,261
Repayments to a related party	(2,112)	(66,000)	(13,035)	(81,147)
Proceeds from issuance of common stock	385,000	-	51,150	437,150
Proceeds from loan payable	-	-	6,234	6,234
Repayments of loan payable	(4,857)	(1,293)	(555)	(6,705)
Net Cash Provided by Financing Activities	412,448	18,464	27,471	492,393

Effect of exchange rate changes on cash	-	122	349	471
Increase (decrease) in Cash	326,990	(13,213)	(10,682)	332,716
Cash – Beginning of Period	5,726	18,939	29,621	-
Cash - End of Period	332,716	5,726	18,939	332,716

Supplemental Disclosures
Interest paid	184	499	219	718
Income taxes paid	–	–	–	–

Non-cash Financing Transactions
Shares issued in settlement of advances
from related party (Note 4)	116,000	–	–	116,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from April 25, 2006 (Date of Inception) to May 31, 2009
(Expressed in US Dollars)

						Deficit
					Accumulated	Accumulated
	Common Stock		Additional		Other	During the
			Paid-In	Donated	Comprehensive	Development
	Shares	Amount	Capital	Capital	Income	Stage	Total
	#	$	$	$	$	$	$

Balance – April 25, 2006 (Date of
inception)	–	–	–	–	–	–	–
April 26, 2006 – common shares
issued for cash at $0.0001 per share	140,000,000	14,000	(13,000)	–	–	–	1,000
Donated services and rent	–	–	–	750	–	–	750
Net loss for the period	–	–	–	–	–	(9,040)	(9,040)
Balance – May 31, 2006	140,000,000	14,000	(13,000)	750	–	(9,040)	(7,290)
April 2, 2007 – common shares
issued for cash at $0.0036 per share	14,322,000	1,432	49,718	–	–	–	51,150
Share issuance costs			(28,400)		–		(28,400)
Donated services and rent	–	–	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(61,174)	(61,174)
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750		(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	–	–	–	–
Donated services and rent	–	–	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent (Note
4(c))	–	–	–	5,250	–	–	5,250
Jan 20, 2009 – common shares
issued at $0.0001 per share in loan
settlement (Note 6 (b))	10,000,000	1,000	2,499,000	–	–	(2,499,000)	1,000
Oct 1, 2008 – common shares
returned to treasury (Note 6 (a))	(9,800,000)	(980)	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares
issued at $0.25 per share in loan
settlement (Note 6 (c))	460,000	46	114,954	–	–	–	115,000
Jan 20, 2009 common shares
issued for cash at $0.25 per share	1,540,000	154	384,846	–	–	–	385,000
Foreign currency translation
adjustment	–	–	–	–	41,632	–	41,632
Net loss for the period						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741

(See Note 6 for return and issuance of common shares)

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

1.	Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada. The Company is a healthcare technology financial institution that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at May 31, 2009, the Company has never generated any significant revenue and has accumulated losses of $2,807,641 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares trade on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “GHLV”.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its inactive wholly-owned subsidiary, Global Health (BC) Ventures Inc.

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	d)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. The Company has never generated any revenue since inception.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20% diminishing balance

In the year of acquisition, these rates are reduced by one-half.

h)	Long-Lived Assets

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
May 31, 2009

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

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

	l)	Foreign Currency Translation

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in the United States dollar. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

	m)	Research and development costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2009 and 2008. Scientific Research and Experimental Development ("SR&ED") tax credits are recorded on a cash basis due to the uncertainty surrounding final approval for the SR&ED tax credit application. Tax credits received are recorded as a reduction in research and development costs incurred in the year. During the year, no SR&ED amounts were received and offset against research and development costs.

	n)	Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. The Company has not issued any stock options since its inception. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

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

3.	Accrued Liabilities

	May 31,	May 31,
	2009	2008
	$	$
Accrued interest	-	37
Professional fees	10,830	3,300
Research and development	33,333	-
Salaries	22,900	-
	67,063	3,337

4.	Related Party Transactions

a)

During the twelve month period ended May 31, 2009, the former President advanced $5,374 (2008 - $85,757) to the Company, was repaid $2,112 (2008 - $13,035) by the Company and incurred $Nil (2008 - $29,484) of expenses on behalf of the Company. On November 30, 2008, an amount of $88,456 (2008 - $85,194) was owed to the former President of the Company who assigned the full amount to the current President of the Company.

b)

During the twelve month period ended May 31, 2009, the current President of the Company advanced $20,500 (2008 - $Nil) to the Company and incurred $6,206 (2008 - $Nil) of expenses on behalf of the Company. The current President of the company also assumed the shareholder loan balance of the former president of $88,456. On January 20, 2009, $116,000 of the outstanding balance was settled with the issuance of common shares. At May 31, 2009, the current President of the Company owes $838 (2008 - $Nil) to the Company, and the amount is unsecured, bears no interest, and has no terms of repayment.

c)

During the twelve month period ended May 31, 2009, the Company recognized a total of $3,500 (2008 - $4,500) for donated services at $500 per month (2008 - $500) and $1,750 (2008 - $2,250) for donated rent at $250 per month provided by the President of the Company.

d)

On September 30, 2008, the Company issued 10,000,000 common shares at $0.0001 per share in settlement of $1,000 owed to a company controlled by the current President of the Company. A loss on the settlement of the debt of $2,499,000 has been charged to deficit.

e)

On January 20, 2009, the Company issued 460,000 units of the Company at $0.25 per unit in settlement of $115,000 owed to the current President of the Company (see Note 6 (c)), and 540,000 units at $0.25 per unit for gross proceeds of $135,000 to an individual related to the President of the Company (see Note 6 (d)).

f)

On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $33,333 in research costs have been accrued under this agreement.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

4.	Related Party Transactions (continued)

	g)	During the twelve month period ended May 31, 2009, a company controlled by the current President advanced $2,838 (2008 - $Nil) to the Company.

h)

On March 25, 2009, the Company signed a letter of intent with Posh Cosmeceuticals Inc., a company controlled by the current President of the Company, to have each company exchange shares with one another.

5.	Loan Payable

On December 1, 2006, the Company obtained an unsecured bank loan in the amount of $6,234 (CDN $7,100), bearing interest at 8.75% per annum, and due December 1, 2010. The loan was repayable by 48 monthly payments of CDN $176, including principal and interest. The loan was repaid in full in November 2008.

6.	Common Shares

a)

On October 1, 2008, the former President of the Company donated, and the Company cancelled, 9,800,000 issued and outstanding common shares of the Company for no consideration. The transaction was recorded at its fair value of $2,450,000 with a corresponding increase in donated capital for the value of the shares.

b)

On January 20, 2009, the Company issued 10,000,000 common shares at $0.0001 per share in settlement of $1,000 owed to a company controlled by the President of the Company. The transaction was recorded at fair value with the loss on extinguishment of debt of $2,499,000 being charged directly to deficit.

c)

On January 20, 2009, the Company issued 460,000 units of the Company at $0.25 per unit in settlement of $115,000 owed to the President of the Company. The transaction occurred at the fair value of the shares and no loss or gain on extinguishment of debt was recognized. Each unit consisted of one common share and one common share purchase warrant. Each share purchase warrant is exercisable to acquire one additional common share at an exercise price of $0.40 per share expiring January 20, 2011.

d)

On January 20, 2009, the company completed a private placement to issue 1,540,000 units of the Company at $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant. Each share purchase warrant is exercisable to acquire one additional common share at an exercise price of $0.40 per share expiring January 20, 2011.

7.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $285,000 available to offset taxable income in future years which expire commencing in fiscal 2026. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008
	$	$
Income tax recovery at statutory rate	60,641	22,809
Permanent difference	(1,838)	(3,150)
Valuation allowance	(58,803)	(19,659)
Net future tax asset	-	-

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2009

7.	Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at May 31, 2009 and 2008 are as follows:

	2009	2008
	$	$
Operating loss carry forwards	99,750	41,510
Valuation allowance	(99,750)	(41,510)
Net future tax asset	-	-

Management believes that it is unlikely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

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

The Company has estimated accumulated non-capital losses of approximately $285,000 which will expire as follows:

2026	$9,250
2027	52,000
2028	56,000
2029	167,750
$285,000

8.	Warrants

On January 20, 2009, pursuant to the completion of the 2,000,000 units private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011 (see Notes 6 (c) and (d)). At May 31, 2009, the 2,000,000 warrants issued are still outstanding.

9.	Fair Value Measures

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

Our financial instruments consist principally of cash and accounts payable. Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 14, 2009, we dismissed Manning Elliott LLP, Chartered Accountants, as auditors of our company.

In connection with the audit of our company’s financial statements as of and for the fiscal years ended May 31, 2007 and May 31, 2008, and the subsequent interim periods, as applicable, there were no disagreements with Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott LLP, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

The audit report of Manning Elliott LLP on our company’s financial statements as of and for the year ended May 31, 2008 and 2007, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

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

Manning Elliott LLP has furnished our company with a letter stating its agreement with the statements contained in the Form 8-K filed with the Securities and Exchange Commission on May 15, 2009. A copy of the letter was attached as an exhibit to the Form 8-K.

On May 14, 2009, we engaged UHY LDMB Advisors Inc., Chartered Accountants as our company’s independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended May 31, 2009.

Prior to engaging UHY LDMB Advisors Inc., we consulted with UHY LDMB Advisors Inc. as to its qualifications, experiences and ability to audit our company’s financial statements. Our company and UHY LDMB Advisors Inc. did not have substantive discussions regarding the application of accounting principles to specified transactions, either complete or proposed, or the type of audit opinion that might be rendered on our company’s financial statements and there are no reports nor written or oral advice provided by the new accountants, used in deciding to retain UHY LDMB Advisors Inc. Further, as noted there was no matter that was the subject of a disagreement as described in item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.

The decision to engage UHY LDMB Advisors Inc. was approved by our audit committee.

UHY LDMB Advisors Inc. furnished us with a letter stating its agreement with the information contained in the Notice of Change of Auditors. A copy of the letter was attached as an exhibit to the Form 8-K filed on May 15, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at July 29, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name (1)	Position Held with our Company	Age	Date First Elected or Appointed
Hassan Salari	President, Secretary, Treasurer Chief Executive Officer and Director	55	September 29, 2008
Audrey Lew	Chief Financial Officer	45	May 14, 2009
Dr. David Filer	Director	62	May 14, 2009
Christian Bezy	Director	53	May 14, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Hassan Salari

An entrepreneur and scientist, Dr. Salari has over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

Currently, Dr. Salari is the chairman, president and chief executive officer of Posh Cosmeceuticals, a company focused on the development of cosmeceutical products. He is also a director of Pacific Therapeutics, a company with an emphasis in pulmonary fibrosis, and of Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange.

From 1998 to 2007, Dr. Salari was the chief executive officer and president of Chemokine Therapeutics Corp., a company founded by Dr. Salari. Chemokine was established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Throughout his tenure, Chemokine developed a library of over 20,000 compounds, of which approximately 20 new products progressed to drug candidates. Dr. Salari also established five major therapeutic areas of focus for the company, including oncology, haematology, cardiovascular, infectious diseases and respiratory diseases.

From 1992 to 1998, Dr. Salari was the chief executive officer and president of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

From 1991 to 1998, Dr. Salari was a Professor, Department of Medicine at the University of British Columbia. From 1987 to 1990, he was an Assistant Professor at the University of British Columbia. From 1986 to 1987, he was a research associate in the Department of Medicine at the University of British Columbia. He was the lead project investigator in cytokine research and drug development. From 1984 to 1986, he worked as a research associate at the Department of Physiology, Laval University. Dr. Salari carried out research work on the biology of human blood cells and their control by cytokines. From 1981 to 1982, Dr. Salari worked at the Department of Immunology at

McGill University in Montreal as a research associate. He is the author of over 200 scientific articles, abstracts and books in various subject of medicine.

During his academic tenure, Dr. Salari was approached by a number of large multi-national pharmaceutical companies to serve in consulting and advisory roles. These included Merck, Upjohn, Zymogenetics and Beaufour Epsin, among others. Dr. Salari aided Beaufour Epsin in its discovery of a non-steroidal, anti-inflammatory drug that is currently being marketed worldwide. During his collaboration with Upjohn, Dr. Salari was involved in the identification of the mode of action of Lazroids for the treatment of brain ischemia.

In addition to his research activities at the University of British Columbia, Dr. Salari also taught several courses for both undergraduate and post-graduate students in the Medicine, Pharmacology and Biochemistry departments. His courses were primarily directed towards signal transduction pathways in immunology and cancer. Dr. Salari was also responsible for educating students about cytokines and chemokines and their involvement in human diseases.

Dr. Salari holds the following degrees:

1985 Graduate: Post. Doc. Physiology, Laval University, Quebec
1982 Graduate: Post. Doc. Immunology, McGill University, Montreal
1980 Graduate: Ph.D. Microbiology/Biochemistry, Southampton University, England
1975 Graduate: B.S. Biochemistry, Tehran University, Iran

Audrey Lew

Ms. Lew is a certified general accountant (CGA) with the Certified General Accountants Association of British Columbia. She has served for more than 15 years as controller, financial director and financial officer of a number of technology and health care companies, including: from October 2007 to present, Casting Workbook Services Inc.; from November 2004 to October 2007, J. Lew Law Corporation; and from September 2002 to November 2004, Chemokine Therapeutics Corp./Globe Laboratories Inc. From October 1993 to September 2002, she was the corporate accountant for CML Global Capital Ltd. She has experience in accounting practices and GAAP for both public and private companies. Ms. Lew has a Bachelor of Arts degree from the University of British Columbia.

Dr. David Filer

From 1983 to present, Dr. Filer has been self-employed working on a consultant basis for various organizations. He obtained a PhD Microbiology and Molecular Biology in 1977 from the Tel Aviv University. From 1977 to 1982, Dr. Filer was an NIH fellow with Drs. Anthony Furano and Herbert Tabor. From 1982 to 1983, he attended the EMBO Pasteur Institute Paris and from 1984 to 1999, Dr. Filer was a faculty member in the Cell Biology Department of the NYU Medical Center.

During the last 10 years, Dr. Filer has been self employed and worked as a healthcare analyst in New York for a number of investment bankers and brokerage firms as well as biotechnology companies. He has assisted companies such as Paramount Biocapital, Sunrise Equities, Centercort Capital, Spencer Trask Ventures, Altira Capital, Cornerstone Pharmaceuticals, Cleveland Biolabs, Advaxis, Biocancell, United Therapeutics and Enzon Inc. He works with investors, professional managers and inventors to establish and guide they and their companies through the process of seeking clinical investigation and commercial development of cutting edge technologies and products. In addition, he managed the merger of Unigene and Pfizer in 2008, a deal valued at $60 million. Dr. Filer has a Ph.D. in Microbiology and Molecular Biology and worked at the New York University Medical Center as teaching instructor from 1984 to 1999.

Christian Bezy

Mr. Bezy is a businessman with over 30 years experience in the mining industry, managing a large number of employees in several million dollar companies. From 2008 to present, he has been a Senior Geologist for Genivar Income Fund (Mining and Geology). From November 2006 to February 2008, Mr. Bezy was the Chief Geologist with Semafo Inc. From 2004 to 2006, he was the Senior Geologist at Richmont Mines Ltd. (East Amphil). Between

2002 and 2003, he was the Senior Geologist at Mines McWatters, Sigma-Lamaque Complex in Canada. Prior to that date, he was a geologist at the les Mines d’or Kiena in Quebec. He has worked for several resource companies in Canada, including Kiena, Sigma, East-Amphi, Abcourt, Dorval, Mt-Laurier, and Mt-Wright at Fermont, and Samira in West Africa. He obtained his B.Sc. in Geology from the University of Quebec in Montreal in 1978.

Directorships

None of our directors are either board members or officers of any publically traded companies worldwide.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

Our board of directors struck an audit committee on July 28, 2009. Following this date, Dr. Salari, Mr. Bezy and Dr. Filer have acted as the members of the audit committee. Messrs. Bezy and Filer are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on July 28, 2009.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee. Our president and chairman has experience serving on audit committee of other public companies. He was a member of the audit committee on Pacgen Bipharma, a publicly traded company on the TSX Venture Exchange from 2004 to 2008.

Nomination Procedures For Appointment of Directors

As of July 28, 2009, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

On July 28, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.	accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s personnel shall be accorded full access to our president, secretary and treasurer and our chief financial officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by our president, secretary and treasurer or our chief financial officer.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, secretary and treasurer. If the incident involves an alleged breach of the Code of Ethics and Business Conduct by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Global Health Ventures Inc., 1517 West 58th Avenue, Vancouver, British Columbia, V6P 1W6 Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended May 31, 2009 and May 31, 2008 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Hassan Salari President, Secretary, Treasurer, Chief Executive Officer and Director(1)	2009 2008	12,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	12,000 N/A
Audrey Lew Chief Financial Officer(2)	2009 2008	3,102 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	3,102 N/A
Blair Law Former President, Secretary, Treasurer, CEO and Director(3)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Hassan Salari was appointed as our president, secretary, treasurer, chief executive officer and director on September 29, 2008.
(2)	Audrey Lew was appointed as our chief financial officer on May 14, 2009.
(3)	Blair Law resigned as our president, secretary, treasurer, chief executive officer and director on September 29, 2008.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options granted or exercised by any officer or director of our company during the twelve month period ended May 31, 2009.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 22, 2009, there were 62,722,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Hassan Salari 1517 West 58th Avenue, Vancouver, British Columbia V6P 1W6 Canada	10,920,000 (2)	17.3%
Common Stock	Audrey Lew 7229 Stirling Street Vancouver, British Columbia V5P 4H6 Canada	Nil	Nil
Common Stock	Dr. David Filer 165 East 32nd Avenue	Nil	Nil

	New York, NY 10016
Common Stock	Christian Bezy 175 Baie de la Paix, Val d’Or (Dubuisson), Quebec J9P 4N7 Canada	Nil	Nil
Directors and Executive Officers as a Group (4 persons)		10,920,000 (2)	17.3%

(1)

Based on 62,722,000 shares of common stock issued and outstanding as of July 22, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 460,000 warrants exercisable within sixty days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

During the twelve month period ended May 31, 2009, our former president advanced $5,374 (2008 - $85,757) to our company, was repaid $2,112 (2008 - $13,035) by our company and incurred $Nil (2008 - $29,484) of expenses on behalf of our company. On November 30, 2008, an amount of $88,456 was owed to our former president who assigned the full amount to our current president.

During the twelve month period ended May 31, 2009, our president advanced $14,979 (2008 - $Nil) to our company and incurred $12,928 (2008 - $Nil) of expenses on behalf of our company. At May 31, 2009, our president owes $838 (May 31, 2008 - $Nil) to our company, and the amount is unsecured, bears no interest, and has no terms of repayment.

During the twelve month period ended May 31, 2009, we recognized a total of $3,500 (2008 - $4,500) for donated services at $500 per month (2008 - $500 per month) and $1,750 (2008 - $2,250) for donated rent at $250 per month provided by our president.

On September 30, 2008, we issued 10,000,000 common shares at $0.0001 per share in settlement of $1,000 owed to our president.

On January 20, 2009, we issued 460,000 units, at a price of $0.25 per unit, in settlement of $115,000 owed to our president. At the same time, we issued 540,000 units, at a price of $0.25 per unit, for gross proceeds of $135,000 to an individual related to our president.

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to our president, to engage Globe Laboratories to conduct research on the sublingual technologies developed by Globe Laboratories. We agreed to pay $50,000 per quarter to Globe Laboratories from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. As of May 31, 2009, $33,333 in research costs had accrued under this agreement.

Corporate Governance

Director Independence

We currently have three directors, consisting of Dr. Hassan Salari, Dr. David Filer and Christian Bezy. We have determined that Dr. Salari is not independent as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110 due to the fact that Dr. Salari is our president, secretary and treasurer. Messrs. Filer and Bezy are independent directors.

Audit Committee

Our board of directors struck an audit committee on July 28, 2009. Following this date, Dr. Salari, Mr. Bezy and Dr. Filer have acted as the members of the audit committee. Dr. Filer and Mr. Bezy are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. Dr. Salari is not independent as he is our president, secretary and treasurer. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on July 28, 2009.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter. We have determined that Dr. Salari is not independent as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110 due to the fact that Dr. Salari is our president, secretary and treasurer. Messrs. Filer and Bezy are independent directors.

Transactions with Independent Directors

We have determined that Dr. Hassan Salari is not independent as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110 due to the fact that Dr. Salari is our president, secretary and treasurer. Messrs. Filer and Bezy are independent directors. There have been no transactions, relationships or arrangements with either of Messrs. Filer or Bezy that would be required to be disclosed pursuant to Item 404 of Regulation S-K.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Messrs. Filer and Bezy are independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

Dr. Salari, an audit committee member, is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting. Dr. Salari served for four years as a member of the audit committee of Pacgen Biopharma (TSX-V.PGA) and has the necessary financial expertise to be classified as “financially literate”.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing their duties, the members of the audit committee have the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee meets periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with three members consisting of Dr. Hassan Salari, Dr. David Filer and Christian Bezy. We have determined that Dr. Salari is not independent as that term is defined in National Instrument 52-110 due to the fact that Dr. Salari is our president, secretary and treasurer. Messrs Filer and Bezy are independent.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

On May 14, 2009, we dismissed Manning Elliott LLP, Chartered Accountants, as auditors of our company and engaged UHY LDMB Advisors Inc., Chartered Accountants, as our company’s independent certified public accountants commencing with the audit of our financial statements for the fiscal year ended May 31, 2009.

The aggregate fees billed by UHY LDMB Advisors Inc. for the completed fiscal period ended May 31, 2009 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31, 2009
Audit Fees and Audit Related Fees	$9,160
Tax Fees	$Nil
All Other Fees	$Nil
Total	$9,160

The aggregate fees billed by Manning Elliott LLP for the completed fiscal periods ended May 31, 2009 and 2008 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2009	Year Ended May 31, 2008
Audit Fees and Audit Related Fees	$8,451	$11,400
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$8,451	$11,400

In the above tables, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by UHY LDMB Advisors Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining UHY LDMB Advisors Inc.

PART IV

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.1	PayPal User Agreement (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.2	Web Development Agreement with Rob Caruk (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.3	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.4	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.5	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.6	Form of Subscription Agreement with Julian Salari, Hassan Salari and VP Bank (Switzerland) Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 14, 2009)
10.7	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 14, 2009)
14.1*	Code of Ethics
23.1*	Independent Registered Accounting Firm's Consent
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: August 4, 2009

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: August 4, 2009

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 4, 2009

/s/ Dr. David Filer
By: Dr. David Filer, Director
Dated: August 4, 2009

/s/ Christian Bezy
By: Christian Bezy, Director
Dated: August 4, 2009