Form 10-K/A
period 2009-05-31
GLOBAL HEALTH VENTURES INC.
filed 2009-09-23
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[x ]

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes an amendment to our annual report on Form 10-K for the fiscal year ended May 31, 2009, which was originally filed with the Securities and Exchange Commission on August 4, 2009.

This amendment is being filed solely for the purpose of correcting the shell company status of the company from “Yes” to “No” as our company ceased to be a shell company as a result of entering into the licensing agreement with Globe Laboratories Inc. as described herein.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this amendment. All other information included in our annual report on Form 10-K for the fiscal year ended May 31, 2009, as originally filed, has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the originally filed Form 10-K, or reflect events occurring after the date of the filing of the originally filed Form 10-K.

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

PART IV

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007
4.1	Form of Share Certificate (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.1	PayPal User Agreement (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.2	Web Development Agreement with Rob Caruk (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
10.3	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.4	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.5	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.6	Form of Subscription Agreement with Julian Salari, Hassan Salari and VP Bank (Switzerland) Ltd. (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 14, 2009)
10.7	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on May 14, 2009)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed on August 4, 2009)
23.1*	Independent Registered Accounting Firm's Consent
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K, filed on August 4, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: September 23, 2009

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: September 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: September 23, 2009

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: September 23, 2009

/s/ Dr. David Filer
By: Dr. David Filer, Director
Dated: September 23, 2009

/s/ Christian Bezy
By: Christian Bezy, Director
Dated: September 23, 2009