Form 10-Q
period 2009-08-31
GLOBAL HEALTH VENTURES INC.
filed 2009-10-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes [ x ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ([ ]229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [    ]    No [    ]  (Not currently applicable to the Registrant)

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
Yes [    ]     No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

62,722,000 common shares issued and outstanding as of October 14, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management the interim financial statements for the quarter ended August 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

GLOBAL HEALTH VENTURES INC.
(a development stage company)
FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

AUGUST 31, 2009

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
August 31, 2009
(unaudited)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	August 31,	May 31,
	2009	2009
	(unaudited)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	204,012	332,716
Prepaid expenses	10,800	15,892
	214,812	348,608
Property, Plant and Equipment
Laboratory equipment	4,974	3,769
Accumulated depreciation	(585)	(377)
Computer Hardware	775	-
Accumulated depreciation	(44)	-
	5,120	3,392
Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(1,046)	(418)
	1,463	2,091
Total Assets	221,395	354,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	18,490	3,788
Accrued liabilities (Note 3)	133,092	67,063
Due to related party (Note 4)	6,558	1,499
	158,140	72,350
Commitments (Note 4 (b))
Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-	-
Common Stock: 196,000,000 shares authorized, $0.0001 par value
62,722,000 shares issued and outstanding (August 31, 2008 – 60,522,000 shares)	6,272	6,272
Additional Paid-In Capital	610,374	567,478
Donated Capital	2,474,000	2,474,000
Accumulated other comprehensive income (loss)	37,309	41,632

Deficit accumulated during the development stage	(3,064,700)	(2,807,641)
	63,255	281,741
Total Liabilities and Stockholders’ Equity	221,395	354,091

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

			Accumulated
	Three Months	Three Months	from April 25, 2006
	Ended	Ended	(Date of inception)
	August 31, 2009	August 31, 2008	to August 31, 2009
	$	$	$

Revenue	–	–	–

Expenses

Amortization	627	–	1,045
Depreciation	252	–	629
General and administrative:
Stock-based compensation	9,874	–	9,874
Incurred	21,689	873	104,983
Interest expense	–	95	905
Professional fees:
Stock-based compensation	2,468	–	2,468
Incurred	14,118	17,175	155,539
Research and development (Note 4(b))	93,337	–	126,670
Salaries and wages
Stock-based compensation	30,554	–	30,554
Incurred	84,140	–	133,033

Total Expenses	257,059	18,143	565,700

Net Loss	(257,059)	(18,143)	(565,700)

Other Comprehensive Income
Foreign currency translation adjustment	(4,323)	–	37,309

Comprehensive Loss	(261,382)	(18,143)	(528,391)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	62,722,000	60,522,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

			Accumulated
	Three Months	Three Months	from April 25, 2006
	Ended	Ended	(Date of inception)
	August 31, 2009	August 31, 2008	to August 31, 2009
	$	$	$

Operating Activities

Comprehensive loss	(261,382)	(18,143)	(528,391)
Adjustment to reconcile net loss to net cash used
in operating activities:
Donated services	-	2,250	24,000
Amortization	627	-	1,045
Depreciation	252	-	629
Stock based compensation	42,896	-	42,896
Change in operating assets and liabilities:
Prepaid expenses	5,092	-	(10,800)
Accounts payable and accrued liabilities	80,731	13,225	151,582
Due to related party	5,059	-	38,444
Net Cash Used In Operating Activities	(126,725)	(2,668)	(280,595)

Investing Activities
Purchase of equipment	(1,979)	-	(5,748)
Website development costs	-	-	(2,509)
Net Cash Used in Investing Activities	(1,979)	-	(8,257)

Financing Activities
Payment of share offering costs	-	-	(28,400)
Advances from a related party	-	17,707	165,261
Repayments to a related party	-	-	(81,147)
Proceeds from issuance of common stock	-	-	437,150
Proceeds from loan payable	-	-	6,234
Repayments of loan payable	-	(416)	(6,705)
Net Cash Provided by (Used In) Financing Activities	-	17,291	492,393

Effect of exchange rate changes on cash	-	(269)	471
Increase (decrease) in Cash	(128,704)	14,354	204,012
Cash – Beginning of Period	332,716	5,726	-
Cash - End of Period	204,012	20,080	204,012

Supplemental Disclosures
Interest paid	–	101	718
Income taxes paid	–	–	–

Non-cash Financing Transactions
Shares issued in settlement of advances from
related party	–	–	10,460,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Period from April 25, 2006 (Date of Inception) to August 31, 2009
(Expressed in US Dollars)

					Accumulated
	Common Stock		Additional		Other	Deficit Accumulated
			Paid-In		Comprehensive	During the
	Shares	Amount	Capital	Donated Capital	Income	Development Stage	Total
	#	$	$	$	$	$	$

Balance – April 25, 2006 (Date of
inception)	–	–	–	–	–	–	–
April 26, 2006 – common shares issued for
cash at $0.0001 per share	140,000,000	14,000	(13,000)	–	–	–	1,000
Donated services and rent	–	–	–	750	–	–	750
Net loss for the period	–	–	–	–	–	(9,040)	(9,040)
Balance – May 31, 2006	140,000,000	14,000	(13,000)	750	–	(9,040)	(7,290)
April 2, 2007 – common shares issued for		14,000
cash at $0.0036 per share	14,322,000	1,432	49,718	–	–	–	51,150
Share issuance costs			(28,400)		–		(28,400)
Donated services and rent	–	–	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(61,174)	(61,174)
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750		(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	–	–	–	–
Donated services and rent	–	–	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent (Note 4(c))	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at
$0.0001 per share in loan settlement (Note
6 (b))	10,000,000	1,000	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to
treasury (Note 6 (a))	(9,800,000)	(980)	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at
$0.25 per share in loan settlement (Note 6
(c))	460,000	46	114,954	–	–	–	115,000
Jan 20, 2009 common shares issued for
cash at $0.25 per share (Note 6 (d))	1,540,000	154	384,846	–	–	–	385,000

Foreign currency translation adjustment	–	–	–	–	41,632	–	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Stock-based compensation	–	–	42,896	–	–	–	42,896

Foreign currency translation adjustment	–	–	–	–	(4,323)	–	(4,323)
Net loss for the period	–	–	–	–	–	(257,059)	(257,059)
Balance – August 31, 2009	62,722,000	6,272	610,374	2,474,000	37,309	(3,064,700)	63,255

(See Note 6 for return and issuance of common shares)

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

1.	Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada. The Company is a healthcare technology financial institution that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at August 31, 2009, the Company has never generated any significant revenue and has accumulated losses of $3,064,700 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be used in conjunction with our annual audited financial statements.

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
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

	g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	h)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20% diminishing balance
Computer hardware	45% diminishing balance

In the year of acquisition, these rates are reduced by one-half.

i)	Long-Lived Assets

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
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

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

	m)	Foreign Currency Translation

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

	n)	Research and development costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at August 31, 2009 and 2008.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	o)	Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments”, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable

	p)	Recent Accounting Pronouncements

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special- purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. general accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non- authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

3.	Accrued Liabilities

	August 31,	May 31,
	2009	2009
	$	$
Accrued interest	-	-
Professional fees	2,283	10,830
Research and development	39,175	33,333
Salaries	91,634	22,900
	133,092	67,063

4.	Related Party Transactions

a)

During the three month period ended August 31, 2009, the President of the Company advanced Nil (2008 - $Nil) to the Company and incurred $6,395 (2008 - $Nil) of expenses on behalf of the Company. During the three month period ended August 31, 2009, the President of the Company was repaid $4,557 (2008 - $2,112) by the Company for expenses incurred on behalf of the Company.

b)

On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $83,333 in research costs have been accrued under this agreement, of which $45,135 has been paid to Globe.

	c)	During the three month period ended August 31, 2009, a company controlled by the President advanced $3,222 (2008 - $Nil) to the Company.

	d)	On March 25, 2009, the Company signed a letter of intent with Posh Cosmeceuticals Inc., a company controlled by the President of the Company, to have each company exchange shares with one another.

5.	Income Taxes

The Company accounts for income taxes using the liability method of tax allocation. Deferred income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Deferred income tax assets are evaluated periodically and if realization is not considered likely, a valuation allowance is provided.

a) Deferred tax assets and liabilities

	August 31, 2009	May 31, 2009
	$	$
Operating loss carry forwards	174,600	92,400
Valuation allowance	(174,600)	(92,400)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

5.	Income Taxes (continued) b) Loss carry forwards

The Company has estimated accumulated non-capital losses of approximately $498,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	213,000
$498,000

6.	Warrants

On January 20, 2009, pursuant to the completion of a 2,000,000 unit private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011. At August 31, 2009, the 2,000,000 warrants issued are still outstanding.

7.	Stock Option Plan

The Company may grant options to purchase 2,000,000 common shares of the Company. Options may be issued under the stock option plan as determined at the sole discretion of the Company’s board of directors. Options may be issued for a term of up to 10 years at an exercise price of $0.70. All options vest at a rate of four per cent of the total number of Options granted to an Optionee vesting each month on a monthly basis during the two-year period and the total remainder of such Options vesting on the second anniversary of the date of grant.

A summary of stock options outstanding is presented below:

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding at June 1, 2009	-	-
Granted	2,000,000	$0.70
Expired	-	-
Options outstanding at August 31, 2009	2,000,000	$0.70

During the quarter ended August 31, 2009, the Company granted 2,000,000 options. The fair value of the options of $42,896 has been expensed.

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	2.93%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	94.0%
Expected dividend yield	0.0%

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2009

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. In addition, effective as of September 20, 2007, we also filed a Certificate of Change to increase our issued and outstanding, and authorized, capital, on a basis of fourteen (14) new common shares for every one (1) existing common share, from 11,023,000 issued and outstanding common shares into 154,322,000 issued and outstanding common shares, and from 14,000,000 authorized common shares to 196,000,000 authorized common shares.

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

For the three month periods ended August 31, 2009 and August 31, 2008

Our interim consolidated financial statements report a net loss of $257,059 for the three month period ended August 31, 2009 as compared to a net loss of $18,143 for the three month period ended August 31, 2008.

During the three months ended August 31, 2009, we incurred expenses of $257,059 compared to $18,143 during the three months ended August 31, 2008. The increase in expenses during the three months ended August 31, 2009 was largely due to increases in general and administrative expenses, research and development expenses and salaries and wages.

As of August 31, 2009, we had a working capital of $56,672. Our total liabilities as of August 31, 2009 were $158,140, as compared to total liabilities of $128,855 as of August 31, 2008. The change was due primarily to an decrease in the amount due to related parties of $96,343, a decrease in accounts payable of $3,261 and an increase in accrued liabilities of $133,061.

Cash Flow Used in Operating Activities

Operating activities used cash of $126,725 for the three month period ended August 31, 2009, compared to using cash of $2,668 for the three month period ended August 31, 2008. The increase in cash used during the three month period ended August 31, 2009 was commensurate with an increase in the amount due to related parties of $5,059, an increase in stock based compensation of $42,896, and an increase in accounts payable and accrued liabilities of $67,506.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $Nil for the three month period ended August 31, 2009 compared to providing cash of $17,291 for the three month period ended August 31, 2008.

Cash Flow Provided by Investing Activities

Investing activities used cash of $1,979 for the three month period ended August 31, 2009 compared to using $Nil for the three month period ended August 31, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $204,012 and current liabilities of $158,140 as of August 31, 2009. We had working capital of $56,672 as of August 31, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2010.

On January 2, 2009, we agreed to settle the outstanding amount of $115,000 owed to our president by the issuance of 460,000 units of our company at a price of $0.25 per unit. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 460,000 common shares at an exercise price of $0.40 per share and having an expiry date of January 20, 2011. We issued the 460,000 units to our president on January 20, 2009.

Also on January 20, 2009, we completed a private placement of 1,540,000 units of our company at a price of $0.25 per unit for gross proceeds of $385,000. Each unit consisted of one common share and one common share purchase warrant exercisable to acquire an additional 1,540,000 common shares at an exercise price of $0.40 per share and having an expiry date of January 20, 2011.

We incurred a loss of $257,059 for the three month period ended August 31, 2009. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $200,000. Although we have sufficient funds to carry out our operations for the next twelve month period, we may attempt to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

We expect to require a total of approximately $1,300,000, as set out below to carry out our business plan over the twelve months beginning September 2009. Our expenditures for the next twelve months include:

Our cost to
complete
Description	$
Equipment	250,000
Leasehold Improvement/rent	200,000
Research	200,000
Packaging	100,000
Wages	300,000
Professional Fees	100,000
Travel	50,000
Overhead	50,000
Administration	50,000
Total	1,300,000

We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to realize. There is no assurance we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

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

We have generated no revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities in the future, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable or that we will have sufficient resources to meet our objectives.

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

Product Research and Development

During the twelve month period ending August 31, 2010, we intend to work on the formulation of our drugs. The rate of blood absorption will be investigated. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug bioavailability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

Purchase of Significant Equipment

During the twelve month period ending August 31, 2010, we intend to purchase a tablet maker which will produce at least 100 tablets a minute. This tablet maker will cost approximately $50,000. We also intend to purchase an automated tablet packager. The automated tablet packager will automatically drop a certain number of tablets into each bottle. The bottles then go for sealing, capping and labeling. Once the sealing, capping and labeling are completed, the automated tablet packager will produce a complete packed bottle. The cost of this fully automated equipment is approximately $200,000.

Off-Balance Sheet Arrangements

As of August 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs had been deferred as at August 31, 2009 and 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Our company does not expect the adoption of FAS 166 to have an impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Our company does not expect the adoption of FAS 167 to have an impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. general accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our company does not expect the adoption of FAS 168 to have an impact on its results of operations, financial condition or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is also our chief executive officer, secretary and treasurer) and our chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of August 31, 2009, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our chief executive officer, secretary and treasurer) and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash and cash equivalents in the amount of $204,012 and working capital of $56,672 as of August 31, 2009. Although we believe that we have funds sufficient to meet our immediate needs, we anticipate that we may require additional financing in order to pursue our plan of operation. We will likely secure any additional financing necessary through a private placement of our common shares. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our business. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company.

We have a history of losses and no revenues, which raises substantial doubt about our ability to continue as a going concern.

From incorporation to August 31, 2009, we have incurred aggregate net losses of $565,700 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of technology development, the demand for our products, the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2009, we granted options to purchase 2,000,000 common shares of our common stock to four persons who are all either directors or executive officers of our company pursuant to stock option agreements all dated July 30, 2009 in consideration for their continued services to our company. The options have an exercise price of $0.70 per share and expire on July 30, 2019. The options are subject to vesting provisions. We issued the stock options to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

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
Dated: October 15, 2009

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: October 15, 2009