Form 10-Q
period 2009-11-30
GLOBAL HEALTH VENTURES INC.
filed 2010-01-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023, Vancouver, British Columbia Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

(604) 324-4844
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 15, 2010: 68,055,400 shares of common stock.

GLOBAL HEALTH VENTURES INC. AND SUBSIDIARIES

FORM 10-Q

___________________

TABLE OF CONTENTS
___________________

Signatures	9

GLOBAL HEALTH VENTURES INC.
(a development stage company)
FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

NOVEMBER 30, 2009

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
November 30, 2009
(unaudited)

F-

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2009	2009
	(unaudited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	597,387	332,716
Accounts receivable	3,385	-
Prepaid expenses	11,230	15,892
Due from shareholder	23,120	-
	635,122	348,608

Property, Plant and Equipment
Laboratory equipment	9.730	3,769
Accumulated depreciation	(923)	(377)
Computer Hardware	2,772	-
Accumulated depreciation	(109)	-
	11,470	3,392

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(1,673)	(418)
Patents	275	-
	1,111	2,091

Total Assets	647,703	354,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	13,138	3,788
Accrued liabilities (Note 3)	205,854	67,063
Due to related party (Note 4)	32,686	1,499

	251,678	72,350

Commitments and Subsequent Events (Note 4(b) & 9)

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-

Common Stock: 196,000,000 shares authorized, $0.0001 par value 63,522,000 shares issued and outstanding (May 31, 2009 – 62,722,000 shares)	6,352	6,272

Additional Paid-In Capital	1,366,762	567,478

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income (loss)	37,352	41,632

Deficit accumulated during the development stage	(3,488,441)	(2,807,641)

	396,025	281,741

Total Liabilities and Stockholders’ Equity	647,703	354,091

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Date of inception)
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	to November 30, 2009
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

Amortization	628	–	1,255	–	1,673
Depreciation	402	–	655	–	1,032
General and administrative:
Stock-based compensation	33,091	–	42,965	–	42,965
Incurred	84,134	(1,388)	105,823	(515)	189,118
Interest expense	–	52	–	147	905
Professional fees:
Stock-based compensation	8,273	–	10,741	–	10,741
Incurred	17,448	20,708	31,566	37,883	172,986
Research and development (Note 4(b))	86,247	–	179,584	–	212,917
Salaries and wages:
Stock-based compensation	115,104	–	145,658	–	145,658
Incurred	78,413	–	162,553	–	211,446

Total Expenses	423,740	19,372	680,800	37,515	989,441

Net Loss	(423,740)	(19,372)	(680,800)	(37,515)	(989,441)

Other Comprehensive Income
Foreign currency translation adjustment	42	–	(4,280)	–	37,352

Comprehensive Loss	(423,698)	(19,372)	(685,080)	(37,515)	(952,089)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	63,020,901	60,657,000	62,870,634	60,590,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Date of inception)
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	to November 30, 2009
	$	$	$	$	$
Operating Activities

Comprehensive loss	(423,698)	(19,372)	(685,080)	(37,515)	(952,089)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	-	2,250	-	4,500	24,000
Amortization	628	-	1,255	-	1,673
Depreciation	403	-	655	-	1,032
Stock based compensation	156,468	-	199,364	-	199,364

Change in operating assets and liabilities:

Accounts receivable	(3,385)	-	(3,385)	-	(3,385)
Prepaid expenses	(430)	-	4,662	-	(11,230)
Due from shareholder	(23,120)	-	(23,120)		(23,120)
Accounts payable and accrued liabilities	67,409	(12,892)	148,140	333	218,991
Due to related party	26,128	15,621	31,187	15,621	64,572

Net Cash Used In Operating Activities	(199,597)	(14,393)	(326,322)	(17,061)	(480,192)

Investing Activities

Purchase of equipment	(6,753)	-	(8,732)	-	(12,501)
Website development costs	-	-	-	-	(2,509)
Patents	(275)	-	(275)	-	(275)

Net Cash Used in Investing Activities	(7,028)	-	(9,007)	-	(15,285)

Financing Activities

Payment of share offering costs	-	1,000	-	1,000	(28,400)
Advances from a related party	-	(23)	-	17,684	165,261
Repayments to a related party	-	(1,707)	-	(1,707)	(81,147)
Proceeds from issuance of common stock	600,000	-	600,000	-	1,037,150
Proceeds from loan payable	-	-	-	-	6,234
Repayments of loan payable	-	(4,441)	-	(4,857)	(6,705)

Net Cash Provided by (Used In) Financing Activities	600,000	(5,171)	600,000	12,120	1,092,393

Effect of exchange rate changes on cash	-	269	-	-	471

Increase (decrease) in Cash	393,375	(19,295)	264,671	(4,941)	597,387

Cash – Beginning of Period	204,012	20,080	332,716	5,726	-

Cash - End of Period	597,387	785	597,387	785	597,387

Supplemental Disclosures
Interest paid	–	–	–	52	902
Income taxes paid	–	–	–	–	–

Non-cash Financing Transactions
Shares issued in settlement of advances from related party	–	–	–	–	116,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Period from April 25, 2006 (Date of Inception) to November 30, 2009
(Expressed in US Dollars)

	Common Stock							Accumulated Other	Deficit Accumulated During the
	Shares	Amount		Additional Paid-In Capital		Donated Capital		Comprehensive Income	Development Stage	Total
	#	$		$		$		$	$	$

Balance – April 25, 2006 (Date of inception)	–		–		–		–	–	–		–
April 26, 2006 – common shares issued for cash at $0.0001 per share	140,000,000		14,000		(13,000)		–	–	–		1,000
Donated services and rent	–		–		–		750	–	–		750
Net loss for the period	–		–		–		–	–	(9,040)		(9,040)
Balance – May 31, 2006	140,000,000		14,000 14,000		(13,000)		750	–	(9,040)		(7,290)
April 2, 2007 – common shares issued for cash at $0.0036 per share	14,322,000		1,432		49,718		–	–	–		51,150
Share issuance costs					(28,400)			–			(28,400)
Donated services and rent	–		– –		–		9,000	–	–		9,000
Net loss for the year	–		–		–		–	–	(61,174)		(61,174)
Balance – May 31, 2007	154,322,000		15,432		8,318		9,750		(70,214)		(36,714)
Cancellation of shares	(93,800,000)		(9,380		9,380		–	–	– –		–
Donated services and rent	–		–		–		9,000	–	–		9,000
Net loss for the year	–		–		–		–	–	(65,168)		(65,168)
Balance – May 31, 2008	60,522,000		6,052		17,698		18,750	–	(135,382)		(92,882)
Donated services and rent	–		–		–		5,250	–	–		5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000		1,000		2,499,000		–	–	(2,499,000)		1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)		(980		(2,449,020)		2,450,000	–	–		–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000		46		114,954		–	–	–		115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000		154		384,846		–	–	–		385,000
Foreign currency translation adjustment	–		–		–		–	41,632	–		41,632
Net loss for the year									(173,259)		(173,259)
Balance – May 31, 2009	62,722,000		6,272		567,478		2,474,000	41,632	(2,807,641)		281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333		13		99,987		–	–	–		100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667		67		499,933		–	–	–		500,000
Stock-based compensation	–		–		199,364		–	–	–		199,364
Foreign currency translation adjustment	–		–		–		–	(4,280)	–		(4,280)
Net loss for the period	–		–		–		–	–	(680,800)		(680,800)
Balance – November 30, 2009	63,522,000		6,352		1,366,762		2,474,000	37,352	(3,488,441)		396,025
(See Note 6 for return and issuance of common shares)
(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at November 30, 2009, the Company has never generated any significant revenue and has accumulated losses of $3,451,089 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2009

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
November 30, 2009

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

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at November 30, 2009 and 2008.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

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

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010.  The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

3.    Accrued Liabilities
	November 30, 2009 $	May 31, 2009 $
Accrued interest	-	-
Professional fees	-	10,830
Research and development	33,333	33,333
Salaries	172,521	22,900
	205,854	67,063

4.    Related Party Transactions

a)
During the six month period ended November 30, 2009, the President of the Company advanced $Nil (2008 - $17,684) to the Company, was repaid $4,557 (2008 - $Nil) by the Company and incurred $10,754 (2008 - $10,651) of expenses on behalf of the Company.   During the six month period ended November 30, 2009, the Company loaned the President $75,712, of which $47,234 has been repaid.  The balance of the loan is repayable, bears no interest and can be offset by expenses the President incurs on behalf of the Company.

b)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $133,333 in research costs have been accrued under this agreement, of which $100,000 has been paid to Globe.

c)	During the six month period ended November 30, 2009, a company controlled by the President advanced $32,686 (2008 - $Nil) to the Company.

d)
On March 25, 2009, the Company signed a letter of intent with Posh Cosmeceuticals Inc. (“Posh”), a company controlled by the President of the Company, whereby the Company has agreed to purchase all of the issued and outstanding capital stock of Posh from its shareholders.  The Company completed the acquisition of Posh in December 2009.

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

a)  Deferred tax assets and liabilities

	November 30, 2009 $	May 31, 2009 $
Operating loss carry forwards	268,000	92,400
Valuation allowance	(268,000)	(92,400)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

5.     Income Taxes (continued)

b)  Loss carry forwards

The Company has estimated accumulated non-capital losses of approximately $765,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	480,000
$765,000

6.       Warrants

On January 20, 2009, pursuant to the completion of a 2,000,000 units private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011.  At November 30, 2009, the 2,000,000 warrants issued are still outstanding.

On October 28, 2009, pursuant to the completion of a total of 800,000 units private placement, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 common shares of the Company at $1.00 per share, expiring October 28, 2011.  At November 30, 2009, the 800,000 warrants issued are still outstanding.

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

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2009	-	-
Granted	2,000,000	$0.70
Expired	-	-
Options outstanding at November 30, 2009	2,000,000	$0.70

During the six months ended November 30, 2009, the Company granted 2,000,000 options.  The fair value of the options of $199,364 has been expensed. At November 30, 2009, 320,000 of the options are exercisable.

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	2.95%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	150%
Expected dividend yield	0.0%

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

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

9.    Commitments

Pursuant to an agreement dated November 12, 2009 the Company has entered into a non-exclusive agreement with an investment bank to raise funds for the Company on a “best efforts” basis.  Under the terms of this agreement, the investment bank (“Agent”) will receive a success fee subject to the following fee structure:

i.	8% of the amount of debt or equity raised.

ii.
50% (i) above of the Aggregate Consideration received by the Company from any transactions closed, including multiple successive transactions, with an investor candidate or a strategic candidate (or upon closing a transaction with a covered party, including multiple successive transactions, within twelve months after the termination date), which amount will be paid when the Company receives proceeds from the transaction.

iii.
Warrants to purchase that number of shares of the Company’s common stock equal to 10% of the value of such transactions for successful common stock equity raised at the closing of such transaction for a period of 1 year, and/or to grant the Agent warrants to purchase that number of shares of the Company’s common stock equal  to 10% of the value of such transactions for successful preferred stock, debt, hybrid debt of any kind or debt and equity combination raised at the closing of such transaction for a period of 1 year.  These stocks shall be delivered in cashless exercise and issuable from the investment closing date up to no more than 5 years from the date and upon exercise thereof shall be fully paid and non-assessable.  The stock obtainable upon exercise of such warrants shall carry unlimited “piggyback” registration rights of the Company.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

10.  Subsequent Events

Effective December 8, 2009, the Company issued an aggregate of 533,333 shares of common stock and 533,333 warrants to one investor pursuant to a private placement subscription agreement dated October 28, 2009 for gross proceeds of $400,000.  Each warrant entitles the investor to purchase one additional share of common stock of the Company at a price of $1.00 per share until December 8, 2011.  The Company issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh Cosmeceuticals Inc. pursuant to share exchange agreements dated June 12, 2009.  The Company issued the securities to twenty-seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

11.           Merger Agreement

a)  Unaudited Condensed Combined Pro Forma Financial Statements

Pursuant to the terms of a "Merger (Share Exchange) Agreement" (Non Binding Letter of Intent) dated March 25, 2009 between Global Health Ventures Inc. ("Global") and Posh Cosmeceuticals Inc. ("Posh"), Global agreed to purchase all of the issued and outstanding capital stock of Posh from its shareholders.

Global completed the acquisition of Posh in December 2009. Global and Posh are considered to be related parties as they have common controlling shareholders, officers and directors. As they are related parties, the values of the assets and liabilities acquired from Posh are recorded at Posh's carrying value.

The following unaudited pro forma financial information gives effect to Global's acquisition of 40,286,676 shares of common stock (100%) of Posh . The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future results of operations of Global after its investment in Posh.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

11. a)  Unaudited Condensed Combined Pro Forma Financial Statements (continued)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

11. a)  Unaudited Condensed Combined Pro Forma Financial Statements (continued)

GLOBAL HEALTH VENTURES INC.
(a development stage company)
PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
November 30, 2009
(Unaudited)

	Historical Operations	Pro Forma Adjustments		Pro Forma Operations
Revenue	$ -	-		$ -
Expenses				
Amortization and depreciation	1,910	1,900	(a)	3,810
General and administrative	148,788	14,600		163,388
Professional fees	42,307	(700)	(a)	41,607
Research and development	179,584	600		180,184
Salaries and wages	308,211	45,300	(a)	353,511
Travel and auto	-	10,700	(a)	10,700
Total expenses	680,800	72,400		753,200
Interest income	-	-	(a)	-
Net loss	(680,800)	(72,400)	(a)	(753,200)
Other comprehensive income (loss)				
Foreign currency translation adjustment	(4,280)	(1,500)	(a)	(5,780)
Comprehensive loss	$ (685,080)	(73,900)		(758,980)
Net loss per share - Basic and Fully diluted	$0.00		(b)	$ (0.01)
Weighted Average Number of Shares Outstanding	62,870,634		(b)	62,870,634

See accompanying notes to the unaudited pro forma condensed combined financial statements.

b) Notes to the Unaudited Condensed Combined Pro Forma Financial Statements

i.	Basis of Presentation

The following table sets forth the allocation of the purchase price for the investment in Global included in the pro forma financial information:

Working capital acquired	$93,900
Property, Plant and Equipment	10,100
Patents and rights	22,200
Other long-term assets	21,500
$147,700

Consideration:
Common shares of the Company	$400
Related party adjustment on purchase charged to deficit	147,300
$147,700

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2009

11. b) Notes to the Unaudited Condensed Combined Pro Forma Financial Statements (continued)

i.	Basis of Presentation

The pro forma combined financial statements included herein have been prepared by Global without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These pro forma combined statements should be read in conjunction with the financial statements and the notes thereto included in Global's Form 10-K for the fiscal year ended May 31, 2009 and the unaudited financial statements and notes thereto included in Global's Form 10-Q for the six months ended November 30, 2009.

The pro forma condensed combined balance sheet assumes the acquisition took place on November 30, 2009. The unaudited pro forma condensed combined balance sheet reflects the appropriate pro forma adjustments to record the acquisition using the purchase method of accounting. The pro forma condensed statement of operations for the fiscal quarter ending November 30, 2009, assume the acquisition took place as of June 1, 2009, and combines the historical operations of Global with the historical operations of Posh for the corresponding period, with pro forma adjustments.

ii.	Pro Forma Adjustments

(i)The pro forma condensed combined balance sheet reflects the following adjustments:

(a) To record the issuance of 4,000,000 common shares to acquire Posh at its carrying value.

(ii) The pro forma combined statements of operations reflects the following adjustments:

(a)Adjustment to record Posh's operating results for the quarter ended November 30, 2009 upon consolidation as if the purchase of Posh had occurred at the beginning of the pro forma period.

(b) Basic and diluted net loss per share is calculated by dividing the pro forma net loss by the common shares used to calculate net loss per share in the historical period of Global plus the effect of the common stock of Global which was issued under the "Merger (Share Exchange) Agreement".

ITEM 2.  MANAGEMENT’S DISCUSSION OR PLAN OF OPERATION

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

For the three month periods ended November 30, 2009 and November 30, 2008

Our interim consolidated financial statements report a net loss of $423,740 for the three month period ended November 30, 2009 as compared to a net loss of $19,372 for the three month period ended November 30, 2008.

During the three months ended November 30, 2009, we incurred expenses of $423,740 compared to $19,372 during the three months ended November 30, 2008. The increase in expenses during the three months ended November 30, 2009 was largely due to increases in general and administrative expenses, research and development expenses and salaries and wages.

For the six month periods ended November 30, 2009 and November 30, 2008

Our interim consolidated financial statements report a net loss of $680,800 for the six month period ended November 30, 2009 as compared to a net loss of $37,515 for the six month period ended November 30, 2008.

During the six months ended November 30, 2009, we incurred expenses of $680,800 compared to $37,515 during the six months ended November 30, 2008. The increase in expenses during the six months ended November 30, 2009 was largely due to increases in general and administrative expenses, research and development expenses and salaries and wages.

As of November 30, 2009, we had a working capital of $383,444. Our total liabilities as of November 30, 2009 were $251,678, as compared to total liabilities of $72,350 as of May 31, 2009. The change was due primarily to an increase in accrued liabilities of $138,791.

Cash Flow Used in Operating Activities

Operating activities used cash of $199,597 for the three month period ended November 30, 2009, compared to using cash of $14,393 for the three month period ended November 30, 2008. The increase in cash used during the three month period ended November 30, 2009 was commensurate with an increase in the amount due to related parties of $26,128 and an increase in accounts payable and accrued liabilities of $67,409.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $600,000 for the three month period ended November 30, 2009 compared to using cash of $5,171 for the three month period ended November 30, 2008.

Cash Flow Provided by Investing Activities

Investing activities used cash of $7,028 for the three month period ended November 30, 2009 compared to using $Nil for the three month period ended November 30, 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $597,387 and current liabilities of $251,678 as of November 30, 2009. We had working capital of $383,444 as of November 30, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended November 30, 2010.

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

On October 28, 2009, pursuant to the completion of a total of 800,000 units private placement, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 common shares of the Company at $1.00 per share, expiring October 28, 2011.  At November 30, 2009, the 800,000 warrants issued are still outstanding.

We incurred a loss of $423,740 for the three month period ended November 30, 2009. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. Although we have sufficient funds to carry out our operations for the next twelve month period, we may attempt to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Product Research and Development

During the twelve month period ending November 30, 2010, we intend to work on the formulation of our drugs. The rate of blood absorption will be investigated. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug bioavailability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

Purchase of Significant Equipment

During the twelve month period ending November 30, 2010, we intend to purchase a tablet maker which will produce at least 100 tablets a minute. This tablet maker will cost approximately $50,000. We also intend to purchase an automated tablet packager. The automated tablet packager will automatically drop a certain number of tablets into each bottle. The bottles then go for sealing, capping and labeling. Once the sealing, capping and labeling are completed, the automated tablet packager will produce a complete packed bottle. The cost of this fully automated equipment is approximately $200,000.

Off-Balance Sheet Arrangements

As of November 30, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

Our company is currently operated by Hassan Salari as our president, secretary, treasurer and chief executive officer and Audrey Lew as our chief financial officer. Currently we have four employees. Our company may hire employees when circumstances warrant, however we do not anticipate hiring additional employees in the near future. We presently conduct our business through agreements with consultants and arms-length third parties.

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

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs had been deferred as at November 30, 2009 and 2008.

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

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  ASC 820-10 will be adopted by the Company in the second quarter of fiscal year 2010.  The Company is currently evaluating the impact of ASC 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

OFF BALANCE SHEET TRANSACTIONS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is not subject to certain market risks, including changes in interest rates and currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

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

As of November 30, 2009, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our chief executive officer, secretary and treasurer) and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS.

There are no material changes to the risk factors disclosed in our annual report filed on Form 10-K/A dated September 23, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective December 8, 2009, the Company issued an aggregate of 533,333 shares of common stock and 533,333 warrants to one investor pursuant to a private placement subscription agreement dated October 28, 2009 for gross proceeds of $400,000.  Each warrant entitles the investor to purchase one additional share of common stock of the Company at a price of $1.00 per share until December 8, 2011.  The Company issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh Cosmeceuticals Inc. pursuant to share exchange agreements dated June 12, 2009.  The Company issued the securities to twenty-seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

As of January 15, 2010, the Company has 68,055,400 issued and outstanding common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: January 15, 2010	GLOBAL HEALTH VENTURES INC.
/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)