Form 10-Q
period 2010-02-28
GLOBAL HEALTH VENTURES INC.
filed 2010-04-14
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023, Vancouver, British Columbia Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

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
 Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☒

As of April 14, 2010, the registrant had 68,680,333 shares of its common stock, par value $0.0001 per share, outstanding.

GLOBAL HEALTH VENTURES INC. AND SUBSIDIARIES

FORM 10-Q

___________________

TABLE OF CONTENTS
___________________

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL HEALTH VENTURES INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

FEBRUARY 28, 2010

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
February 28, 2010
(unaudited)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2010	2009
	(unaudited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	683,232	332,716
Accounts receivable	41,454	-
Prepaid expenses	21,212	15,892
Due from shareholders	25,956	-
	771,854	348,608

Property, Plant and Equipment
Laboratory equipment	64,579	3,769
Accumulated depreciation	(6,981)	(377)
Computer Hardware	10,085	-
Accumulated depreciation	(2,586)	-
Office furniture and fixtures	4,669	-
Accumulated depreciation	(2,293)	-
Office machines and equipment	547	-
Accumulated depreciation	(255)	-
	67,765	3,392

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(2,301)	(418)
Patents	275	-
Deferred charges	22,797	-
	23,280	2,091

Total Assets	862,899	354,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	287,818	3,788
Accrued liabilities (Note 3)	271,151	67,063
Due to related party (Note 4)	-	1,499

	558,969	72,350

Commitments (Note 4(b) & 9)

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-

Common Stock: 196,000,000 shares authorized, $0.0001 par value 68,055,333 shares issued and outstanding (May 31, 2009 – 62,722,000 shares)	6,805	6,272

Additional Paid-In Capital	1,921,895	567,478

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income (loss)	29,678	41,632

Deficit accumulated during the development stage	(4,128,448)	(2,807,641)

	303,930	281,741

Total Liabilities and Stockholders’ Equity	862,899	354,091

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of inception)
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	to February 28, 2010
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

Amortization	627	–	1,882	–	2,300
Depreciation	6,281	–	6,936	–	7,313
General and administrative:
Stock-based compensation	33,094	–	76,059	–	76,059
Incurred	89,453	32,352	195,276	31,837	278,570
Interest expense	–	–	–	147	905
Professional fees:
Stock-based compensation	8,273	–	19,014	–	19,014
Incurred	21,058	2,797	52,624	40,680	194,045
Research and development (Note 4(b))	149,477	–	329,061	–	362,394
Salaries and wages:
Stock-based compensation	113,820	–	259,478	–	259,478
Incurred	112,802	–	275,355	–	324,248

Total Expenses	534,885	35,149	1,215,685	72,664	1,524,326

Net Loss	(534,885)	(35,149)	(1,215,685)	(72,664)	(1,524,326)

Other Comprehensive Income
Foreign currency translation adjustment	(7,674)	–	(11,954)	–	29,678

Comprehensive Loss	(542,559)	(35,149)	(1,227,639)	(72,664)	(1,494,648)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	64,403,074	61,005,000	64,403,074	61,005,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of inception)
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	to February 28, 2010
	$	$	$	$	$
Operating Activities

Comprehensive loss	(533,263)	(35,149)	(1,218,343)	(72,664)	(1,485,352)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	-	750	-	5,250	24,000
Amortization	627	-	1,882	-	2,300
Depreciation	6,119	-	6,774	-	7,151
Stock based compensation	155,187	-	354,551	-	354,551

Change in operating assets and liabilities:

Accounts receivable	(5,202)	-	(8,587)	-	(8,587)
Prepaid expenses	(2,905)	-	1,757	-	(14,135)
Accounts payable and accrued liabilities	40,550	(1,534)	188,690	(1,201)	259,541

Net Cash Used In Operating Activities	(338,887)	(35,933)	(673,276)	(68,615)	(860,531)

Investing Activities
Cash acquired on investment in Posh	42,849	-	42,849	-	42,849
Purchase of equipment	(51,697)	-	(60,429)	-	(64,198)
Website development costs	-	-	-	-	(2,509)
Patents	-	-	(275)	-	(275)
Deferred charges	(239)	-	(239)	-	(239)

Net Cash Used in Investing Activities	(9,087)	-	(18,094)	-	(24,372)

Financing Activities

Payment of share offering costs	-	(1,000)	-	-	(28,400)
Advances from (repayments to) shareholders	66,505		43,385		43,385
Advances from (repayments to) a related party	(32,686)	2,075	(1,499)	33,673	116,000
Proceeds from issuance of common stock	400,000	385,000	1,000,000	385,000	1,437,150
Proceeds from loan payable	-	-	-	-	6,234
Repayments of loan payable	-	-	-	(4,857)	(6,705)

Net Cash Provided by (Used In) Financing Activities	433,819	386,075	1,041,886	413,816	1,567,664

Effect of exchange rate changes on cash	-	-	-	-	471

Increase (decrease) in Cash	85,845	350,142	350,516	345,201	683,232

Cash – Beginning of Period	597,387	785	332,716	5,726	-

Cash - End of Period	683,232	350,927	683,232	350,927	683,232

Supplemental Disclosures
Interest paid	–	–	–	–	902
Income taxes paid	–	–	–	–	–
Non-cash Financing Transactions
Common stock issued for shares of Posh Cosmeceuticals Inc.	400	–	400	–	400
Shares issued in settlement of advances from related party	–	–	–	116,000	116,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Period from April 25, 2006 (Date of Inception) to February 28, 2010
(Expressed in US Dollars)

	Common Stock			Additional			Accumulated Other	Deficit Accumulated During the
	Shares	Amount		Paid-In Capital	Donated Capital		Comprehensive Income	Development Stage	Total
	#	$		$	$		$	$	$

Balance – April 25, 2006 (Date of inception)	–		–	–		–	–	–		–
April 26, 2006 – common shares issued for cash at $0.0001 per share	140,000,000		14,000	(13,000)		–	–	–		1,000
Donated services and rent	–		–	–		750	–	–		750
Net loss for the period	–		–	–		–	–	(9,040)		(9,040)
Balance – May 31, 2006	140,000,000		14,000	(13,000)		750	–	(9,040)		(7,290)
April 2, 2007 – common shares issued for cash at $0.0036 per share	14,322,000		1,432	49,718		–	–	–		51,150
Share issuance costs				(28,400)			–			(28,400)
Donated services and rent	–		– –	–		9,000	–	–		9,000
Net loss for the year	–		–	–		–	–	(61,174)		(61,174)
Balance – May 31, 2007	154,322,000		15,432	8,318		9,750		(70,214)		(36,714)
Cancellation of shares	(93,800,000)		(9,380)	9,380		–	–	– –		–
Donated services and rent	–		–	–		9,000	–	–		9,000
Net loss for the year	–		–	–		–	–	(65,168)		(65,168)
Balance – May 31, 2008	60,522,000		6,052	17,698		18,750	–	(135,382)		(92,882)
Donated services and rent	–		–	–		5,250	–	–		5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000		1,000	2,499,000		–	–	(2,499,000)		1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)		(980)	(2,449,020)		2,450,000	–	–		–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000		46	114,954		–	–	–		115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000		154	384,846		–	–	–		385,000
Foreign currency translation adjustment	–		–	–		–	41,632	–		41,632
Net loss for the year								(173,259)		(173,259)
Balance – May 31, 2009	62,722,000		6,272	567,478		2,474,000	41,632	(2,807,641)		281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333		13	99,987		–	–	–		100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667		67	499,933		–	–	–		500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333		53	399,947		–	–	–		400,000
Dec 11, 2009 – share exchange with Posh (Note 10)	4,000,000		400					(105,121)		(104,721)
Foreign currency translation adjustment	–		–	–		–	(11,954)	–		(11,954)
Stock-based compensation	–		–	354,550		–	–	–		354,550
Net loss for the period	–		–	–		–	–	(1,215,686)		(1,215,686)
Balance – February 28, 2010	68,055,333		6,805	1,921,895		2,474,000	29,678	(4,128,448)		303,930
(See Note 6 for return and issuance of common shares)
(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

1.      Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada. The Company is a pharmaceutical company that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies.   The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Enterprises in the Development Stage”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at February 28, 2010, the Company has never generated any significant revenue and has accumulated losses of $4,128,448 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common shares trade on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “GHLV”.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Posh Cosmeceuticals Ltd., and its inactive wholly-owned subsidiary, Global Health (BC) Ventures Inc.   The financial results for Posh Cosmeceuticals include the results from operations from the date of acquisition, December 11, 2009.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to defer income tax asset valuation allowance. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

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

Property, plant and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20% diminishing balance
Computer hardware	45% diminishing balance
Office furniture and fixtures	20% diminishing balance
Office machines and equipment	20% diminishing balance

In the year of acquisition, these rates are reduced by one-half.

i)	Long-Lived Assets

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
February 28, 2010

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

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at February 28, 2010 and 2009.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

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

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

2.      Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements

In January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157) to add new requirements. The new requirements are disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company does not expect the adoption of ASC 820 to have an impact on the Company’s results of operations, financial condition or cash flows.

In February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued.

3.    Accrued Liabilities
	February 28, 2010 $	May 31, 2009 $
Accrued interest	-	-
Professional fees	1,188	10,830
Research and development	30,833	33,333
Salaries	239,130	22,900
	271,151	67,063

4.    Related Party Transactions

a)
During the nine month period ended February 28, 2010, the President of the Company advanced $nil (2009 - $18,976) to the Company, was repaid $nil (2009 - $nil) by the Company and incurred $12,424 (2009 - $16,634) of expenses on behalf of the Company.   During the nine month period ended February 28, 2010, the Company loaned the President $75,712, of which $47,234 has been repaid and of which $16,931 has been offset by expenses incurred by the President.  The balance of the loan of $11,547 is repayable, bears no interest and can be offset by expenses the President incurs on behalf of the Company.

b)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $183,333 in research costs have been accrued under this agreement, of which $152,500 has been paid to Globe.

c)
Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh Cosmeceuticals Inc., a company controlled by the President of the Company, pursuant to share exchange agreements dated June 12, 2009.  Details of the transaction are described in Note 10.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

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

a)  Deferred tax assets and liabilities

	February 28, 2010 $	May 31, 2009 $
Property and equipment	4,800	-
Intangible assets	6,300
Operating loss carry forwards	395,000	92,400
Valuation allowance	(406,100)	(92,400)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

b)  Loss carry forwards

The Company has estimated accumulated non-capital losses of approximately $1,127,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	842,000
$1,127,000

6.       Warrants

On January 20, 2009, pursuant to the completion of a 2,000,000 units private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011.  At February 28, 2010, the 2,000,000 warrants issued are still outstanding.

On October 28, 2009, pursuant to the completion of a total of 800,000 units private placement, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 common shares of the Company at $1.00 per share, expiring October 28, 2011.  At February 28, 2010, the 800,000 warrants issued are still outstanding.

On December 8, 2009, pursuant to the completion of a total of 533,333 units private placement, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 common shares of the Company at $1.00 per share, expiring December 8, 2011.  At February 28, 2010, the 800,000 warrants issued are still outstanding.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

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

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2009	-	-
Granted	2,000,000	$0.70
Expired	-	-
Options outstanding at February 28, 2010	2,000,000	$0.70

During the nine months ended February 28, 2010, the Company granted 2,000,000 options.  The fair value of the options of $354,551 has been expensed.  At February 28, 2010, 560,000 of the options are exercisable.

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	3.09%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	155%
Expected dividend yield	0.0%

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
February 28, 2010

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

10.   Share exchange

Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh Cosmeceuticals Inc., a company controlled by the President of the Company, pursuant to share exchange agreements dated June 12, 2009.  The Company issued the securities to twenty-seven non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.  Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the Company acquired.

The following table sets forth the allocation of the purchase price for the investment in Posh Cosmeceuticals:

Working capital acquired	$(205,6865)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,721)

Consideration:	$(400)
Common shares of the Company
Related party adjustment on purchase charged to deficit	105,121
$104,721

11.   Subsequent Event

The Company has signed an agreement with a Chicago-based investment fund for a convertible debenture for the principle amount of U$4,200,000.  The debenture has a maturity of 48 months unless called earlier by either party and bears interest at 6% per annum.  The investor has been granted warrants for 800,000 shares of the Company at $1 per share.

Global Health Ventures Inc.
(formerly Goldtown Investments Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2010

11.   Subsequent Event (continued)

On April 8, 2010, the Company completed a non-brokered private placement.  The Company issued 625,000 units at a price of $0.80 per unit for gross proceeds of $500,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant is exercisable into one additional common share of the Company at a price of $1.20 per share until April 08, 2015.

11.   Comparative figures

Certain of the 2009 comparative numbers have been reclassified to conform to the current year presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Corporate History

We were incorporated on April 25, 2006, under the name “Acting Scout Inc.,” pursuant to the laws of the state of Nevada.

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

On October 2, 2007, we entered into an agreement with Mr. Blair Law, our sole director and officer, pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

On September 29, 2008, Blair Law resigned as our president, secretary, treasurer, chief executive officer and chief financial officer. On September 29, 2008, Hassan Salari was appointed as our president, secretary, treasurer, chief executive officer and chief financial officer.

Effective October 6, 2008, we changed our name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.” as a result of a merger with Global Health Ventures Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change. Our common shares trade on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “GHLV.”

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to the president of our company, to engage Globe for research on the sublingual technologies developed by Globe. We agreed to pay $50,000 per quarter to Globe from April 1, 2009, until the technologies are put into commercial production, or the technologies are sold or sublicensed.

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

For the three month periods ended February 28, 2010 and February 28, 2009

Our interim consolidated financial statements report a net loss of $534,885 for the three month period ended February 28, 2010, as compared to a net loss of $35,149 for the three month period ended February 28, 2009.

During the three months ended February 28, 2010, we incurred expenses of $534,885 compared to $35,149 during the three months ended February 28, 2009. The increase in expenses during the three months ended February 28, 2010, was largely due to increases in general and administrative expenses, research and development expenses, professional fees,  and salaries and wages.

For the nine month periods ended February 28, 2010 and February 28, 2009

Our interim consolidated financial statements report a net loss of $1,215,685 for the nine month period ended February 28, 2010 as compared to a net loss of $72,664 for the nine month period ended February 28, 2009.

During the nine months ended February 28, 2010, we incurred expenses of $1,215,685 compared to $72,664 during the nine months ended February 28, 2009. The increase in expenses during the nine months ended February 28, 2010, was largely due to increases in general and administrative expenses, research and development expenses and salaries and wages.

As of February 28, 2010, we had a working capital of $212,885. Our total liabilities as of February 28, 2010, were $558,969, as compared to total liabilities of $72,350, as of February 28, 2009. The change was due primarily to an increase in accounts payable and accrued liabilities of $488,117.

Cash Flow Used in Operating Activities

Operating activities used cash of $338,887 for the three month period ended February 28, 2010, compared to using cash of $35,933 for the three month period ended February 28, 2009. The increase in cash used during the three month period ended February 28, 2010, was commensurate with increased expenses for the period.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $433,819 for the three month period ended February 28, 2010, compared to using cash of $386,075 for the three month period ended February 28, 2009.

Cash Flow Provided by Investing Activities

Investing activities used cash of $9,087 for the three month period ended February 28, 2010, compared to using nil for the three month period ended February 28, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $683,232 and current liabilities of $558,969 as of February 28, 2010. We had working capital of $212,885 as of February 28, 2010.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended February 28, 2011.

We incurred a loss of $534,885 for the three month period ended February 28, 2010. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. Although we have sufficient funds to carry out our operations for the next twelve month period, we may attempt to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

We expect to require a total of approximately $1,300,000, as set out below to carry out our business plan over the twelve months beginning February 2010.  Our expenditures for the next twelve months include:

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

Product Research and Development

During the twelve month period ending February 28, 2011, we intend to work on the formulation of our drugs. The rate of blood absorption will be investigated. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug bioavailability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

Purchase of Significant Equipment

During the twelve month period ending February 28, 2011, we intend to purchase a tablet maker which will produce at least 100 tablets a minute. This tablet maker will cost approximately $50,000. We also intend to purchase an automated tablet packager. The automated tablet packager will automatically drop a certain number of tablets into each bottle. The bottles then go for sealing, capping and labeling. Once the sealing, capping and labeling are completed, the automated tablet packager will produce a complete packed bottle. The cost of this fully automated equipment is approximately $200,000.

Off-Balance Sheet Arrangements

As of February 28, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Website Development Costs

We capitalize website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs,” whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs had been deferred as of February 28, 2010 and 2009.

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

Stock-based Compensation

In accordance with SFAS 123R, “Share Based Payments,” our company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS No. 165, “Subsequent Event.”  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued).  FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  It is effective for interim and annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

As of February 28, 2010, the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president (who is also our chief executive officer, secretary and treasurer) and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended February 28, 2010, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 11, 2009, we entered into share exchange agreements with the shareholders of Posh Cosmeceuticals Inc., a private health care company, whereby we agreed to acquire all of the issued and outstanding shares of Posh Cosmeceuticals Inc., in consideration for the issuance of 4,000,000 shares of common stock of our company.  In connection with the foregoing issuance of common stock the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the Commission under the Securities Act, as amended, and/or Section 4(2) of the Securities Act.

Effective December 8, 2009, we issued an aggregate of 533,333 shares of common stock and 533,333 warrants to one investor pursuant to a private placement subscription agreement dated October 28, 2009, for gross proceeds of $400,000.   Each warrant entitles the investor to purchase one additional share of common stock of our company at a price of $1.00 per share until December 8, 2011. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On April 7, 2010 (the “Pacific Transaction Date”), the Company entered into a subscription agreement (the “Subscription Agreement”) with Pacific Biomedical Corp. for the purchase of 625,000 units (each, a “Unit”) at a purchase price of $0.80 per unit for a total purchase price of $500,000.  Each unit consists of (i) one share of the Company’s common stock and (ii) one common share purchase warrant.  The warrants have an exercise price of $1.20 and are exercisable for a period of two years commencing on the Pacific Transaction Date.

ITEM 6.  EXHIBITS.

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

Date: April 14, 2010	GLOBAL HEALTH VENTURES INC.
/s/ Hassan Salari
By: Hassan Salari, President, Secretary,
Treasurer, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Audrey Lew
By: Audrey Lew, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)