Form 10-K
period 2010-05-31
GLOBAL HEALTH VENTURES INC.
filed 2010-08-30
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023, Vancouver,
British Columbia. Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

(604) 324-4844
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 17, 2010 based on a closing price of $0.17 was approximately $10,032,030.80.   As of August 27, 2010, the registrant had 69,635,172 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” the “Company,” “Global Health” and “our” mean Global Health Ventures Inc., unless otherwise indicated.

SIGNATURES

PART I

Item 1.  Business.

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

On September 29, 2008, Blair Law resigned as our sole director, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer and Hassan Salari was appointed as our sole Director, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer.

Effective October 6, 2008, we changed our name from Goldtown Investments Corp. to “Global Health Ventures Inc.” as a result of a merger with Global Health Ventures Inc., our wholly-owned subsidiary, which was incorporated solely to effect the name change. Our common shares are quoted on the Over the Counter Bulletin Board under the symbol “GHLV”.

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

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increase visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

Products under Development

X-Excite

X-Excite is a development stage sublingual formulation of sildenafil. Sildenafil is registered under the trade name of Viagra® and currently marketed by Pfizer under patent protection until 2012/2013 (depending on the jurisdiction). Viagra® (sildenafil citrate) is indicated for the treatment of erectile dysfunction, which is the inability to achieve or maintain a penile erection sufficient for satisfactory sexual performance.

Pharmacodynamic of Sildenafil - After patients have taken Viagra®, it is unknown when nitrates, if necessary, can be safely administered. Plasma levels of sildenafil at 24 hours post-dose are much lower (2 ng/ml) than at peak concentration (440 ng/ml). In patients older than 65, hepatic impairment (e.g. cirrhosis), severe renal impairment (e.g. CLcr <30ml/min), and concomitant use of potent cytochrome P-450 3A inhibitors (erythromycin), plasma levels of sildenafil at 24 hours post-dose have been found to be three to eight times higher than those seen in younger, healthy patients.  Although plasma levels of sildenafil at 24 hours post-dose are much lower than at peak concentration (i.e. 2 hours), it is unknown whether nitrates can be safely co-administered at this point. According to the study reported by Pfizer, some of the major side effects of orally administered dosages are documented in the clinical trials report.

Sildenafil Clinical Trial Adverse Drug Reactions

Clinical trials are conducted under very specific conditions. The adverse reaction rates observed in the clinical trials may not reflect the rates observed in practice and should not be compared to the rates in the clinical trials of another drug. Adverse drug reaction information from clinical trials is useful for identifying drug-related adverse events and for approximating rates. In trials of all designs, adverse events reported by patients receiving Viagra® were generally similar. In fixed-dose studies, the incidence of some adverse events increased with dose. The nature of the adverse events in flexible-dose studies, which more closely reflect the recommended dosage regimen were similar to that for fixed-dose studies.

When Viagra® was taken as recommended (on an as-needed basis) in flexible-dose and placebo-controlled clinical study trials the following adverse events were reported:

Table 1. Adverse Events Reported by >2% of Patients Treated with Viagra® or Placebo in PRN Flexible-Dose Phase II/III Studies (source public info provided by Pfizer).

	Percentage of Patients Reporting Event
Adverse Event	VIAGRA (n= 734)	PLACEBO (n= 725)
Headache	15.8%	3.9%
Flushing	10.5%	0.7%
Dyspepsia	6.5%	1.7%
Nasal Congestion	4.2%	1.5%
Respiratory Tract Infection	4.2%	5.4%
Flu Syndrome	3.3%	2.9%
Urinary Tract Infection	3.1%	1.5%
Abnormal Vision*	2.7%	0.4%
Diarrhea	2.6%	1.0%
Dizziness	2.22%	1.2%
Rash	2.22%	1.4%
Back Pain	2.22%	1.7%
Arthralgia	2.0%	1.5%

* Abnormal Vision: Mild and transient changes, predominantly impairment of color discrimination (blue/green), but also increased perception to light of blurred vision. At doses above the recommended dose range, adverse events are similar to those detailed above but generally were reported more frequently.

Gastrointestinal side effects: vomiting, gastritis, gastrointestinal disorder, flatulence, increased appetite, gastroenteritis, stomatitis, eructation, dysphagia, colitis, glossitis, constipation, rectal hemorrhage, mouth ulceration, esophagitis, rectal disorder, gingivitis and tooth disorder.

Liver/ Bilary: Liver function tests showed abnormal, alanine aminotransferase enzyme (ALT) which is an indicative of liver damage was higher in the blood.

Clearly, some of the side effects are due to the gastrointestinal absorption and liver/bilary system absorption of the drug. By avoiding gastric pathway and hepatic breakdown using a new route of administration (i.e. sublingual) some of those side effects can be reduced or prevented. Additionally, the rapid blood absorption will help to reduce the dosage while achieving the same benefits as orally administered drugs.

Relax-B

This product utilizes a non-benzodiazopin drug as its active ingredient. The drug is FDA approved for sleep disorder, used worldwide. When it is used at a low dose, the product has a relaxant property and can reduce stress and anxiety. We have formulated this product to absorb sublingually and have used taste masking products to reduce the taste. Our plan is to develop this product once further financing is secured.

Nico-Z

Nico-Z is a sublingual formulation of nicotine designed for cigarette replacement. We are using a small dose of nicotine (about 5 times less than commercial nicotine) and will achieve a higher concentration of nicotine in the blood in a much shorter time span. The rapid absorption of nicotine will be beneficial for individuals craving cigarette or tobacco products. Nico-Z is not designed for smoking cessation.

V-Energy

This product is a sublingual formulation of vitamin B6/B12.  Vitamin B6/B12 is a stimulus and anti-tiredness. This product is reported to be several times more stimulant than caffeine, yet does not have the side effects of caffeine such as increased heart rate, and sleeping disorder. Vitamin B6/B12 is often used in patients with cancer to help them to be less tired and more energetic. Currently vitamin B6/B12 is used by injection or taken orally. Injection is not a convenient way for drug delivery and also carries certain risks including infection. A sublingual formulation would be the most convenient and acceptable route of administration.

T-Slim

T-Slim is a novel formulation of catechin. Catechin is a flavonoid that is found in higher plants and green tea. Catechin is a major component in reducing appetite but has a poor oral absorption rate. A sublingual formulation should have an increased availability. Thus, it will be most beneficial if used whenever a person feels hungry and it should reduce the desire for food appreciably.

Government Regulation

As our products are intended to be used by humans, some will require regulatory approval. If the products do not fall within the category of herbal and consumer compounds, then we may be required to carry out quick clinical trials, most likely under Section 505(b)2 of the Federal Food, Drug and Cosmetic Act. We are working with experienced regulatory consultants and people who are skilled in the field in the development of our products. We have assembled a list of professionals who can assist in obtaining any required regulatory approval for any of our products.

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

Employees

Our company is currently operated by Hassan Salari who serves as our President, Secretary, Treasurer and Chief Executive Officer.  In addition, Audrey Lew serves as our Chief Financial Officer. Currently, we have three employees. Our company may hire employees when circumstances warrant, however, we do not anticipate hiring additional employees in the near future. We presently conduct our business through agreements with consultants and arms-length third parties.

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

ITEM 1A.  RISK FACTORS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS PROSPECTUS. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED BELOW AND ELSEWHERE IN THIS PROSPECTUS

You should carefully consider the risks described below before purchasing our common stock.  Our most significant risks and uncertainties are described below; however, they are not the only risks we face.  If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the business of our common stock could decline, and you may lose all or part of your investment therein.  You should acquire shares of our common stock only if you can afford to lose your entire investment.

Risks Related to our Business

Much of the information included in this Prospectus includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Risks Related to our Financial Condition and Business Model

THE WORLDWIDE MACROECONOMIC DOWNTURNS MAY REDUCE THE ABILITY OF OUR COMPANY TO OBTAIN THE FINANCING NECESSARY TO CONTINUE OUR BUSINESS AND MAY REDUCE THE NUMBER OF VIABLE BUSINESSES THAT WE MAY WISH TO ACQUIRE

Since 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, increase consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in increased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

OUR FUTURE PRODUCT DEVELOPMENT EFFORTS MAY NOT YIELD MARKETABLE PRODUCTS DUE TO RESULTS OF STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES

Development of a product candidate requires substantial technical, financial and human resources. Our potential product candidates may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

•	the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

•	their failure to receive necessary regulatory approvals;

•	the existence of proprietary rights of third parties; or

•	the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

WE FACE COMPETITION FROM SEVERAL COMPANIES WITH GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES THAN OURS

Our competitors are developing product candidates which could compete with those we may develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	are more adaptable to various modes of dosing;

•	are easier to store or transport;

•	are easier to administer; or

•	are less expensive than the product candidates we develop.

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

WE MAY USE HAZARDOUS MATERIALS AND CHEMICALS IN DEVELOPING OUR PRODUCTS WHICH MAY REQUIRE US TO COMPLY WITH REGULATORY REQUIREMENTS AND EXPOSE US TO POTENTIAL LIABILITIES

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

DELAYS IN SUCCESSFULLY COMPLETING ANY CLINICAL TRIALS WE MAY CONDUCT COULD JEOPARDIZE OUR ABILITY TO OBTAIN REGULATORY APPROVAL OR MARKET OUR POTENTIAL PRODUCT CANDIDATES ON A TIMELY BASIS

Our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results in such clinical trials, to obtain required regulatory approvals and to successfully commercialize our products. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

•	lower than anticipated recruitment of medical centers to participate in clinical trials;

•	serious adverse events related to the products;

•	unsatisfactory results of any clinical trial; or

•	different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

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

BIOPHARMACEUTICAL PRODUCT DEVELOPMENT IS A LONG, EXPENSIVE AND UNCERTAIN PROCESS AND THE APPROVAL REQUIREMENTS FOR MANY PRODUCTS ARE STILL EVOLVING. IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP AND TEST PRODUCT CANDIDATES IN ACCORDANCE WITH SUCH REQUIREMENTS, OUR BUSINESS WILL SUFFER

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

WE MAY BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH COULD RESULT IN DAMAGES THAT EXCEED OUR INSURANCE COVERAGE

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

WE MAY BE SUBJECT TO CLAIMS THAT OUR EMPLOYEES OR WE HAVE WRONGFULLY USED OR DISCLOSED ALLEGED TRADE SECRET OF THEIR FORMER EMPLOYERS

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

BEFORE WE CAN SEEK REGULATORY APPROVAL OF ANY PRODUCT CANDIDATES, WE MAY NEED TO SUCCESSFULLY COMPLETE CLINICAL TRIALS, OUTCOMES OF WHICH ARE UNCERTAIN

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rates of completion of clinical trials may be delayed by many factors, including:

•	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

•	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

•	delay or failure in obtaining approval of our clinical trial protocols from regulatory authorities or institutional review boards;

•	inability to adequately follow and monitor patients after treatment;

•	difficulty in managing multiple clinical sites;

•	unforeseen safety issues;

•	government or regulatory delays; and

•	clinical trial costs that are greater than we currently anticipate.

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

THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES MAY NOT BE PROFITABLE

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant sales, marketing, and manufacturing expenses in connection with the commercialization of our product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing, and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

•	the cost and timing of developing a commercial scale manufacturing facility or the costs of outsourcing our manufacturing;
•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•	the costs of establishing sales, marketing, and distribution capabilities;
•	the effect of competing technological and market developments; and
•	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

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

WE WILL REQUIRE CAPITAL IN ORDER TO PURSUE OUR PLAN OF OPERATION. IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL

At May 31, 2010, we had a working capital of $(130,191).  The independent auditor’s report for the year ended May 31, 2010, includes an explanatory paragraph to their audit opinion stating that the Company had limited capital and suffered losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $338,887 for the three months ending February 28, 2010, an operating cash flow deficit of $199,597 for the three months ending November 30, 2009, an operating cash flow deficit of $126,725 for the three months ending August 31, 2009, and for the year ended May 31, 2009, an operating cash flow deficit of $79,180. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

WE HAVE A HISTORY OF LOSSES AND NO REVENUES, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

From incorporation to May 31, 2010, we have incurred aggregate net losses of $2,460,063 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of technology development, the demand for our products, the level of competition and general economic conditions.

Our company’s operations will be subject to all risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of any significant operating history. No assurance can be given that we will be able to operate on a profitable basis.

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

A DECLINE IN THE PRICE OF OUR COMMON SHARES COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS

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

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,177,023, $173,259, and $65,168 respectively, during the past three fiscal years of operation.  As a result, at May 31, 2010 we had an accumulated deficit of $2,460,063.  We have incurred net losses from continuing operations of $173,259 and $65,168 for the fiscal years ending May 31, 2009 and May 31, 2008, respectively.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our products.  No assurances can be given when this will occur or that we will ever be profitable.

Risks Associated with Our Common Stock

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SECURITIES AND EXCHANGE COMMISSION’S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

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

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this report.

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at 409 Granville Street, Suite 1023, Vancouver, BC  V6C 1T2  Canada.  We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move to new premises.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the symbol “ACSU.OB”. Effective September 20, 2007, our trading symbol changed from “ACSU.OB” to “GTWV.OB” in connection with our change of name from “Acting Scout Inc.” to “Goldtown Investments Corp.”. Effective, October 24, 2009, our trading symbol changed from “GTWV.OB” to “GHLV.OB”, in connection with a change of name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.”. The high and low bid information for our common shares for each full financial quarter on the OTC Bulletin Board for the two most recent full fiscal years were as follows:

Quarter Ended	High Bid ($)	Low Bid ($)
Fourth Quarter ended May 31, 2009	1.65	1.45
First Quarter ended August 31, 2009	1.50	0.70
Second Quarter ended November 30, 2009	1.85	0.45
Third Quarter ended February 28, 2010	1.18	0.45
Fourth Quarter ended May 31, 2010	1.30	0.33

We do not have any common stock subject to outstanding options. We have a total of 2,958,333 warrants outstanding that are exercisable into shares of common stock of our company. The Warrants exercise price and expiration dates are as follows:

i)	1,460,000 warrants at the exercise price of $0.40 until January 20, 2011.
ii)	800,000 warrants at the price of $1.00 until October 28, 2011
iii)	533,333 warrants at the price of $1.00 until December 8, 2011
iv)	625,000 warrants at the price of $1.20 until April 7, 2012
v)	700,000 warrants at the price of $1.00

Holders of our Common Stock

As of August 27, 2010, there were approximately 103 holders of record of our common stock. As of such date, 69,635,172 common shares of our company were issued and outstanding.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 2nd Avenue South, Suite 705 S, St. Petersburg, FL 33701 (telephone number: 727.289.0010).

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

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended May 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations for the Fiscal Years ended May 31, 2010 and May 31, 2009

We have not generated any revenues from inception to May 31, 2010. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

During the year ended May 31, 2010, our operating expenses totaled $2,177,023 compared to $173,259 for the year ended May 31, 2009. From April 25, 2006 to May 31, 2010, our total operating expenses were $2,485,664, including $519,273 in professional fees, $300,004 in general and administrative expenses, $847,645 in salaries and $281,790 in interest expense. We reported a loss from operations of $2,177,023 for the year ended May 31, 2010, compared to a loss from operations of $173,259 for the year ended May 31, 2009.

Our general and administrative expenses consist of rent,, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses increased from $28,549 for the year ended May 31, 2009 to $216,710 for the year ended May 31, 2010. The increase in general and administrative expenses was primarily attributable to an increase in rent, travel and office supplies. As we work at transforming from a shell company to an operating entity, a considerable amount of administrative expenses been required. As such, an increase in administration costs has occurred.

Professional fees increased by $316,310 to $377,852 for the year ended May 31, 2010 from $61,542 for the same period in 2009. This increase in professional fees was primarily attributable to an increase in legal and accounting fees.

Cash Flow Used in Operating Activities

Operating activities used cash of $983,234 for the year ended May 31, 2010, compared to using cash of $79,180 for the year ended May 31, 2009. The increase in cash used during the year ended May 31, 2010 was primarily attributable to legal and accounting fees, research and development, and salaries.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,806,191 for the year ended May 31, 2010 compared to providing cash of $412,448 for the year ended May 31, 2009. The increase in financing activities was primarily due to the completion of private placements of 1,958,333 units for gross proceeds of $1,492,864.

Liquidity and Capital Resources

We had cash of $1,045,958 and current liabilities of $1,239,339 as of May 31, 2010. We had working capital of $(130,191) as of May 31, 2010.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended May 31, 2011.

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

We incurred a net loss of $2,177,023 for the year ended May 31, 2010. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. As such, we do not currently have sufficient cash to meet our operating expenses for the next twelve month period. We may attempt to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain funds required for our continued operation. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We expect to require approximately $1,300,000, as set out below, to carry out our business plan over the twelve months beginning in June 2010. Our expenditures for the next twelve months include:

Description	Cost to Complete ($)
Equipment	250,000
Leasehold Improvement/rent	200,000
Research	200,000
Packaging	100,000
Wages	300,000
Professional Fees	100,000
Travel	50,000
Overhead	50,000
Administration	50,000
Total	1,300,000

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

Product Research and Development

During the twelve month period ending February 28, 2011, we intend to work on the formulation of our drugs, including the study and investigation of the rate of blood absorption into the blood stream. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug availability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

We are a multi-product company. Our current portfolio of products includes:

1.	X-Excite (male sexual enhancement drug)

2.	Relax-B (anti-stress drug)

3.	Nico-Z (nicotine replacement product)

4.	V-Energy (energy booster product)

5.	T-Slim (appetite suppressor drug)

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

Off-Balance Sheet Arrangements

As of May 31, 2010, our company had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2010 and 2009.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2009, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

MAY 31, 2010

Global Health Ventures Inc.
 (A Development Stage Company)
May 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Global Health Ventures Inc.

We have audited the accompanying consolidated balance sheets of Global Health Ventures Inc. (a Development Stage Company) as at May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2010 and 2009, and cumulative for the period from April 25, 2006 (inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from April 25, 2006 (inception) to May 31, 2010 include amounts for the period from April 25, 2006 (inception) to May 31, 2008 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 25, 2006 (inception) to May 31, 2008 is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Health Ventures, Inc. (a Development Stage Company) as at May 31, 2010 and 2009 and the results of its operations and cash flows for the years ended May 31, 2010 and 2009 and cumulative for the period from April 25, 2006 (inception) to May 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LDMB Advisors Inc.

Chartered Accountants
Surrey, British Columbia, Canada

August 30, 2010

A member of UHY, an international association of independent accounting and consulting firms.

Global Health Ventures Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2010	2009
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1,045,958	332,716
Accounts receivable	40,458	-
Prepaid expenses	5,127	15,892
Due from shareholders	13,525	-
Due from related party	4,080	-
	1,109,148	348,608

Property, Plant and Equipment
Laboratory equipment	141,748	3,769
Accumulated depreciation	(16,816)	(377)
Computer Hardware	12,394	-
Accumulated depreciation	(3,714)	-
Office furniture and fixtures	4,692	-
Accumulated depreciation	(2,647)	-
Office machines and equipment	550	-
Accumulated depreciation	(302)	-
	135,905	3,392

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(2,509)	(418)
Patents	53,093	-
Deferred finance charges (Note 6)	1,214,654	-
	1,267,747	2,091

Total Assets	2,512,800	354,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	350,150	3,788
Accrued liabilities (Note 3)	666,966	67,063
Due to related party (Note 5)	-	1,499
Convertible debenture (Note 4)	222,223	-
	1,239,339	72,350

Commitments (Note 12)

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-
Common Stock: 196,000,000 shares authorized, $0.0001 par value 68,871,946 shares issued and outstanding (May 31, 2009 – 62,722,000 shares)	6,868	6,272
Additional Paid-In Capital	3,856,777	567,478

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	25,601	41,632

Deficit accumulated during the development stage	(5,089,785)	(2,807,641)

	1,273,461	281,741

Total Liabilities and Stockholders’ Equity	2,512,800	354,091

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
 (A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Year Ended	Year Ended	Year Ended	Year Ended	(Date of inception)
	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2007	to May 31, 2010
	$	$	$	$	$

Revenue	-	–	–	–	-

Expenses

Amortization	2,090	418	–	–	2,508
Depreciation	18,232	377	–	–	18,609
General and administrative	216,710	28,549	16,757	32,539	300,004
Interest expense	280,885	147	499	259	281,790
Professional fees:
Stock-based compensation	137,609	–	–	–	137,609
Incurred	240,243	61,542	47,912	28,376	381,664
Research and development	482,502	33,333	–	–	515,835
Salaries and wages:
Stock-based compensation	383,768	–	–	–	383,768
Incurred	414,984	48,893	–	–	463,877

Total Expenses	2,177,023	173,259	65,168	61,174	2,485,664

Net Loss	(2,177,023)	(173,259)	(65,168)	(61,174)	(2,485,664)

Other Comprehensive Income
Foreign currency translation adjustment	(16,031)	41,632	–	–	25,601

Comprehensive Loss	(2,160,992)	(131,627)	(65,168)	(61,174)	(2,460,063)

Net Loss Per Share – Basic and Diluted	(0.03)	–	–	–

Weighted Average Shares Outstanding	65,361,702	58,358,000	92,301,000	142,310,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Year Ended	Year Ended	Year Ended	Year Ended	(Date of inception) to
	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2007	May 31, 2010
	$	$	$	$	$
Operating Activities

Net loss	(2,160,992)	(131,627)	(65,168)	(61,174)	(2,428,001)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated services	-	5,250	9,000	9,000	24,000
Amortization	2,090	418	-	-	2,508
Depreciation	18,231	377	-	-	18,608
Amortization of debt discount and deferred finance charges	278,398				278,398
Stock based compensation	521,377	-	-	-	521,917

Change in operating assets and liabilities:

Accounts receivable	(7,806)	-	-	-	(7,806)
Prepaid expenses	17,842	(15,892)	-	-	1,950
Accounts payable and accrued liabilities	347,626	62,294	(5,115)	13,672	418,478

Net Cash Used In Operating Activities	(983,234)	(79,180)	(61,283)	(38,502)	(1,170,488)

Investing Activities

Cash acquired on investment in Posh	61,649	-	-	-	61,649
Purchase of equipment	(140,829)	(3,769)	-	-	(144,598)
Website development costs	-	(2,509)	-	-	(2,509)
Patents	(30,536)	-	-	-	(30,536)

Net Cash Used in Investing Activities	(109,715)	(6,278)	-	-	(115,994)

Financing Activities

Payment of share offering costs	-	-	-	(28,400)	(28,400)
Advances from (repayments to) shareholders	(13,525)	-	-	-	(13,525)
Advances from (repayments to) a related party	3,849	32,305	49,241	(958)	121,348
Proceeds from issuance of common stock	1,472,868	385,000	-	51,150	1,910,018
Proceeds from debenture payable	400,000	-	-	-	400,000
Proceeds (repayments) of loan payable	-	(4,857)	(1,293)	5,679	(471)
Deferred charges	(57,001)	-	-	-	(57,0001)

Net Cash Provided by (Used In) Financing Activities	1,806,191	412,448	47,948	27,471	2,331,969

Effect of exchange rate changes on cash	-	-	122	349	471

Increase (decrease) in Cash	713,242	326,990	(13,213)	(10,682)	1,045,958

Cash – Beginning of Period	332,716	5,726	18,939	29,621	-

Cash - End of Period	1,045,958	332,716	5,726	18.939	1.045,958

Supplemental Disclosures
Interest paid	–	184	499	219	902
Income taxes paid	–	–	–	–	–

Non-cash Financing Transactions
Common Stock Issued for shares of Posh	400	–	–	–	400
Shares issued in settlement of advances from related party	–	116,000	–	–	116,000
Shares issued for deferred finance costs	895,250				895,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
 (A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from April 25, 2006 (Date of Inception) to May 31, 2010
(Expressed in US Dollars)

	Common Stock		Additional		Accumulated Other	Deficit Accumulated During the
	Shares	Amount	Paid-In Capital	Donated Capital	Comprehensive Income	Development Stage	Total
	#	$	$	$	$	$	$

Balance – April 25, 2006 (Date of inception)	–	–	–	–	–	–	–
April 26, 2006 – common shares issued for cash at $0.0001 per share	140,000,000	14,000	(13,000)	–	–	–	1,000
Donated services and rent	–	–	–	750	–	–	750
Net loss for the period	–	–	–	–	–	(9,040)	(9,040)
Balance – May 31, 2006	140,000,000	14,000	(13,000)	750	–	(9,040)	(7,290)
April 2, 2007 – common shares issued for cash at $0.0036 per share	14,322,000	1,432	49,718	–	–	–	51,150
Share issuance costs			(28,400)		–		(28,400)
Donated services and rent	–	– –	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(61,174)	(61,174)
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750		(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	–	–	– –	–
Donated services and rent	–	–	–	9,000	–	–	9,000
Net loss for the year	–	–	–	–	–	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	–	–	–	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	41,632	–	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	–	–	–	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	–	–	–	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	–	–	–	480,000

May 27, 2010 – Cashless exercise of warrants	191,613		–	–	–	–
			–	–	–	–
Convertible debenture financing			1,231,983				1,231,983
Beneficial conversion feature related to convertible debenture	–	–	63,267	–	–		63,267
Foreign currency translation adjustment	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461

(See Note 6 for return and issuance of common shares)

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

1.     Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada. The Company is a healthcare technology financial institution that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies.   The Company is a Development Stage Company, as defined under ASC 915 “Development stage entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at May 31, 2010, the Company has never generated any significant revenue and has accumulated losses of $5,089,785 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

2.     Summary of Significant Accounting Policies (continued)

c)     Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)    Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”. The Company has not generated any revenue since inception.

e)    Comprehensive Loss

ASC 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

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

h)     Long-Lived Assets

In accordance with ASC 360 “ Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

2.    Summary of Significant Accounting Policies (continued)

i)     Website Development Costs

The Company capitalizes website development costs in accordance with ASC 350 “Intangibles – Goodwill and Other”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized.  Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized.  Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

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

l)     Foreign Currency Translation

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in the United States dollar. In accordance with ASC 830 “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

m)   Research and development costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2010 and 2009.

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

2.     Summary of Significant Accounting Policies (continued)

n)    Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, the Company accounts for share-based payments using the fair value method.  Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable

o)	Recent Accounting Pronouncements

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

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FAS 140.  FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets:  the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.   The adoption of FAS 166 did not have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”.  FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46R, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The adoption of FAS 167 did not have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles”.  FAS 168 will become the source of authoritative U.S. general accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of FAS 168 did not have an impact on the Company’s results of operations, financial condition or cash flows.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  Adoption of ASC 820.20 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

2.    Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

In January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157) to add new requirements. The new requirements are disclosures about transfers into and out of Levels 1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The adoption of ASC 820 did not have an impact on the Company’s results of operations, financial condition or cash flows.

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

3.    Accrued Liabilities

	May 31, 2010 $	May 31, 2009 $
Accrued interest	6,578	-
Professional fees	25,000	10,830
Research and development	30,833	33,333
Salaries	292,555	22,900
Accrued finance costs	312,000	-
	666,966	67,063

4.     Convertible Debenture

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture (“Debenture”) due March 18, 2014.

The debenture bears interest at a rate of 6% per annum payable on maturity.  The debenture matures on March 2014, unless previously converted in accordance with the repayment terms prior to such date.

The debenture is unsecured and ranks equally to any of the Company’s existing and future unsecured debts.

The debenture was sold with a 25% discount from face value for a net book value of $3,150,000.  The $3,150,000 consists of cash of $400,000 paid at closing and eleven “Investor Notes” in the amount of $250,000 each. The investor notes are mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date.

Beginning six months from the closing date, the lender may require the Company to repay the principal amount and accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the debenture agreement.  The lender is not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the debenture.

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

4.     Convertible Debenture (continued)

As long as any amounts due under the debenture are outstanding, the Company is prohibited, unless consented to by the lender, from selling, leasing or otherwise disposing of any of its assets other than in its ordinary course of business, from merging or consolidating with any other person unless the debenture is assumed by the surviving entity and from adopting any plan or arrangement for the dissolution or liquidation of the Company.  Debenture covenants also prohibit the Company from redeeming or repurchasing any of its capital stock or making any advance or loan to any person, firm or corporation except for reasonable business expenses advanced to Company employees or independent contractors in the ordinary course of business.

In connection with the issuance of the debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the lender and for warrants issued as a finders fee and $57,000 of cash costs for commissions and related professional fees.  These costs are being amortized and are recorded as interest expense through March 18, 2014 the maturity date of the debenture.

The Company has separately accounted for the liability and equity components of the convertible debenture by allocating the proceeds from the issuance of the debenture between the liability component and the embedded conversion option, or equity component.  The fair value of the embedded conversion option was valued using the Black-Scholes valuation model to bifurcate the instrument using the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	6 months
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation, $336,733 was allocated to the equity component.  During the year ended May 31, 2010, the Company recorded amortization of the debt discount in the amount of $195,861 which was charged to interest expense.

	2010	2009
Principal amount of liability component	$533,333	$-
Unamortized discount	(311,110)	-
Net carrying amount	$222,223	$-

5.    Related Party Transactions

a)
During the twelve month period ended May 31, 2010, the President of the Company advanced $nil (2009 - $20,500) to the Company, was repaid $4,557 (2009 - $nil) by the Company and incurred $17,256 (2009 - $6,206) of expenses on behalf of the Company.   During the twelve month period ended May 31, 2010, the Company loaned the President $75,712, of which $64,825 has been repaid and of which $10,887 has been offset by expenses incurred by the President.  The balance of the loan, which bears no interest and can be offset by expenses the President incurs on behalf of the Company, was fully repaid by the President on May 26, 2010.  Included in Accrued Liabilities (see Note 3) are $292,555 for salaries owed to the President  of the Company.

b)	During the year, the Company paid $27,132 (2009 - $Nil) to a relative of the President for finder’s fees incurred on two private placements.

c)	During the year, the Company paid $36,719 (2009 - $8,600) to two Companies related to the President for rent of office and laboratory space.

d)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $233,333 in research costs have been accrued under this agreement, of which $202,500 has been paid to Globe.

e)
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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

5.    Related Party Transactions (continued)

The following table sets forth the allocation of the purchase price for the investment in Posh Cosmeceuticals:

Working capital deficiency acquired	$(205,685)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

6.    Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture (“Debenture”) due March 18, 2014.  As part of the debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of company stock and also issued warrants to purchase 100,000 common shares as a finders fee.  These warrants were valued using the Black-Scholes model using the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost.

The company also incurred direct cash costs relating to this financing of $57,000 which were also recorded as a deferred financing cost.

The deferred financing costs are being amortized over the term of the debt.

	2010	2009
Deferred financing costs	$952,250	$-
Accumulated amortization	(49,596)	-
Net carrying amount	902,654	-
Share purchase agreement commitment fee (Note 8)	312,000	-
	$1,214,654	$-

7.     Income Taxes

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

a)  Deferred tax assets and liabilities

	May 31, 2010 $	May 31, 2009 $
Property and equipment	8,218	-
Intangible assets	878
Operating loss carry forwards	630,350	99,750
Valuation allowance	(639,446)	(99,750)
Net future tax asset	-	-

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

7.     Income Taxes (continued)

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

b)  Loss carry forwards

The Company has estimated accumulated non-capital losses of approximately $1,801,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,516,000
$1,801,000

8.     Share Purchase Agreement

Pursuant to a Purchase Agreement dated May 28, 2010 and a Registration Rights Agreement dated May 28, 2010 with Lincoln Park Capital Fund, LLC (“LPC”), the Company may sell to LPC up to $20,000,000 of its common stock over a thirty month period.

Under the terms of the Registration Rights Agreement, the Company must file a registration statement that includes a prospectus with the U.S. Securities and Exchange Commission (the “SEC”) covering the shares that may be issued to LPC under the Purchase Agreement.  The Company does not have the right to commence any additional sales of shares to LPC until the SEC has declared the registration statement effective.  Thereafter, over approximately 30 months, the Company has the right to direct LPC to purchase up to $20,000,000 of its common stock in amounts up to $100,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its stock to be purchased under certain circumstances.  No sales of shares may occur below $0.20 per share.  The purchase price of the shares will be based on the market prices at the time of sale as computed under the Purchase Agreement without any fixed discount.  The Company may at any time in its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.  The Company is required to issue 600,000 shares of its stock to LPC as a commitment fee for entering into the Purchase Agreement.

9.    Warrants

On January 20, 2009, pursuant to the completion of a total of 2,000,000 units private placement, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 common shares of the Company at $0.40 per share, expiring January 20, 2011.  On May 27, 2010, 540,000 of the warrants were exercised and at May 31, 2010, 1,460,000 (2009 – 2,000,000) warrants issued are still outstanding.

On October 28, 2009, pursuant to the completion of a total of 800,000 units private placement, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 common shares of the Company at $1.00 per share, expiring October 28, 2011.  At May 31, 2010, the 800,000 warrants issued are still outstanding.

On December 8, 2009, pursuant to the completion of a 533,333 units private placement, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 common shares of the Company at $1.00 per share, expiring December 8, 2011.  At May 31, 2010, the 533,333 warrants issued are still outstanding.

In March 2010, pursuant to the Company signing an agreement with a Chicago-based investment fund for a convertible debenture for the principle amount of U$4,200,000, the investor has been granted warrants for 700,000 shares of the Company at $1 per share.  The debenture has a maturity of 48 months unless called earlier by either party and bears interest at 6% per annum.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

9.    Warrants (continued)

On April 7, 2010, pursuant to the completion of a 625,000 units private placement, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 common shares of the Company at $1.20 per share, expiring April 7, 2012.  At May 31, 2010, the 625,000 warrants issued are still outstanding.

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2009	2,000,000	$0.40
Granted in 2010	2,658,333	0.84
Exercised May 27, 2010	(540,000)	-
Warrants outstanding at May 31, 2010	4,118,333	$0.68

10.  Stock Option Plan

The Company may grant options to purchase common shares of the Company.  Options may be issued under the stock option plan as determined at the sole discretion of the Company’s board of directors.  Options may be issued for a term of up to 10 years at an exercise price based on the market price at the time of granting.  All options vest at a rate of four per cent of the total number of Options granted to an Optionee vesting each month on a monthly basis during the two-year period and the total remainder of such Options vesting on the second anniversary of the date of grant.

On June 29, 2009, the Company granted 2,000,000 options to directors and officers of the Company.  At May 31, 2010, the fair value of the options of $521,377 has been expensed and 800,000 of the options are exercisable.

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2009	-	-
Granted July 29, 2009	2,000,000	$0.70
Options outstanding at May 31, 2010	2,000,000	$0.70

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	3.09%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	155%
Expected dividend yield	0.0%

11.   Fair Value Measures

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Global Health Ventures Inc.
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

11.   Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, ”Fair Value Measurements and Disclosures”, or, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

12.   Commitments

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

13.   Subsequent Event

Subsequent to the year end, the Compan:

•	Issued 163,226 common shares on the cashless exercise of 540,000 warrants
•	Issues 600,000 common shares to settle the commitment fee required under a share purchase agreement (Note 8)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of August 27, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hassan Salari	President, Secretary, Treasurer Chief Executive Officer and Director	57	September 29, 2008

Audrey Lew	Chief Financial Officer	46	May 14, 2009

Dr. David Filer	Director	63	May 14, 2009

Christian Bezy	Director	54	May 14, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

HASSAN SALARI is an entrepreneur and scientist. Dr. Salari has over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research and drug development programs and business development.

Currently, Dr. Salari is the Chairman, President and Chief Executive Officer of Global Health Ventures. Dr. Salari is also the chief executive officer of Kids Book Writer Inc. (OTCBB: KBKW), a company that offers an online service designed to give children and parents the ability to create their own book. Further, Dr. Salari is a director of Neurokine Pharmaceutical Inc (OTCBB: NEUKF), a company with an emphasis in neurological diseases. Prior to that, Dr. Salari was a director of Pacgen Biopharmaceuticals Inc., a public company with its shares listed on the TSX Venture Exchange. From 1998 to 2007, Dr. Salari was the chief executive officer and president of Chemokine Therapeutics Corp., a company established as a focused biotechnology company to develop chemokine-based therapeutic products for human diseases. Chemokine was a public company listed on OTC bulletin board and TSX. From 1992 to 1998, Dr. Salari was the chief executive officer and president of Inflazyme Pharmaceuticals Ltd., a company founded by Dr. Salari. Dr. Salari maintained the responsibility of managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma). While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

From 1991 to 1998, Dr. Salari was a Professor, Department of Medicine at the University of British Columbia. From 1987 to 1990, he was an Assistant Professor at the University of British Columbia. From 1986 to 1987, he was a research associate in the Department of Medicine at the University of British Columbia. He was the lead project investigator in cytokine research and drug development. From 1984 to 1986, he worked as a research associate at the Department of Physiology, Laval University. Dr. Salari carried out research work on the biology of human blood cells and their control by cytokines. From 1981 to 1982, Dr. Salari worked at the Department of Immunology at McGill University in Montreal as a research associate. He is the author of over 200 scientific articles, abstracts and books in various subjects of medicine.

AUDREY LEW is a certified general accountant (CGA) with the Certified General Accountants Association of British Columbia. She has served for more than 15 years as a controller and financial officer of a number of technology and health care companies, including: from 2007 to present, Casting Workbook Services Inc.; from  2004 to 2007, J. Lew Law Corporation; and from 2002 to 2004, Chemokine Therapeutics Corp./Globe Laboratories Inc. From 1993 to 2002, she was the corporate accountant for CML Global Capital Ltd. She has experience in accounting practices and GAAP for both public and private companies. Ms. Lew has a Bachelor of Arts degree from the University of British Columbia.

DR. DAVID FILER from 1983 to present, has been self-employed working on a consultant basis for various organizations. He obtained a PhD in Microbiology and Molecular Biology in 1977 from the Tel Aviv University. From 1977 to 1982, Dr. Filer was an NIH fellow with Drs. Anthony Furano and Herbert Tabor. From 1982 to 1983, he attended the EMBO Pasteur Institute Paris and from 1984 to 1999, Dr. Filer was a faculty member in the Cell Biology Department of the NYU Medical Center. Dr. Filer has extensive experience in public companies in the filed of healthcare. He has been an independent analyst with a number of Wall Street firms and gained extensive contact for fund raising and management of biotechnology companies. During the last 10 years, Dr. Filer has been self employed and worked as a healthcare analyst in New York for a number of investment bankers and brokerage firms as well as biotechnology companies. He has assisted companies such as Paramount Biocapital, Sunrise Equities, Centercort Capital, Spencer Trask Ventures, Altira Capital, Cornerstone Pharmaceuticals, Cleveland Biolabs, Advaxis, Biocancell, United Therapeutics and Enzon Inc. He works with investors, professional managers and inventors to establish and guide them and their companies through the process of seeking clinical investigation and commercial development of cutting edge technologies and products. In addition, he managed the merger of Unigene and Pfizer in 2008, a deal valued at $60 million. Dr. Filer has a Ph.D. in Microbiology and Molecular Biology and worked at the New York University Medical Center as teaching instructor from 1984 to 1999.

CHRISTIAN BEZY is a businessman with over 30 years experience in the mining industry, managing a large number of employees in several million dollar companies. From 2008 to present, he has been a Senior Geologist for Genivar Income Fund (Mining and Geology). From November 2006 to February 2008, Mr. Bezy was the Chief Geologist with Semafo Inc. From 2004 to 2006, he was the Senior Geologist at Richmont Mines Ltd. (East Amphil). Between 2002 and 2003, he was the Senior Geologist at Mines McWatters, Sigma-Lamaque Complex in Canada. Prior to that date, he was a geologist at the les Mines d’or Kiena in Quebec. He has worked for several resource companies in Canada, including Kiena, Sigma, East-Amphi, Abcourt, Dorval, Mt-Laurier, and Mt-Wright at Fermont, and Samira in West Africa. He obtained his B.Sc. in Geology from the University of Quebec in Montreal in 1978. Mr. Bezy has experience in managing employees and consummation of business deals. He is helping the Company in gaining market recognition and obtaining partnership with other companies in the same field.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee. Our president and chairman has experience serving on audit committees of other public companies. He was a member of the audit committee on Pacgen Bipharma, a publicly traded company on the TSX Venture Exchange from 2004 to 2009.

Nomination Procedures For Appointment of Directors

As of August 27, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

On July 28, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

•	accountability for adherence to the Code of Ethics and Business Conduct.

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

Our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this year’s annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Global Health Ventures Inc., 409 Granville Street, Suite 1023, Vancouver, British Columbia, V6C 1T2 Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended May 31, 2010 and May 31, 2009 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari,	2010	451,668	0	0	383,768	0	0	0	835,436
CEO (1)	2009	33,138	0	0	0	0	0	0	33,138

Audrey Lew,	2010	15,646	0	0	27,414	0	0	0	43,060
CFO (2)	2009	3,102	0	0	0	0	0	0	3,102

(1) Hassan Salari was appointed as our Chief Executive Officer, Secretary, Treasurer and Director on September 29, 2008.

(2) Audrey Lew was appointed as our Chief Financial Officer on May 14, 2009.

Options/SAR Grants

The Company has granted 2,000,000 stock options or SAR grants since its inception.

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors paid by us during the periods ended May 31, 2010 and 2009.

Name and Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari,	2010	451,668	0	0	383,768	0	0	0	835,436
CEO	2009	33,138	0	0	0	0	0	0	33,138

David Filer	2010	0	0	0	54,827	0	0	7,000	61,827
Director	2009	0	0	0	0	0	0	0	0

Christian Bezy	2010	0	0	0	54,827	0	0	0	54,827
Director	2009	0	0	0	0	0	0	0	0

Employment Contracts and Change-in-Control Arrangements

We have an employment contract with our President and CEO. We are obligated to pay him a base salary of $300,000 per year. If we let go our CEO, we are obligated to pay him a two (2) year base salary and all of the options granted to him will become vested immediately. Our CEO’s employment contract is for 5 year with an automatic renewal of another 5 years.

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

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2010, we had not adopted any equity compensation plan and no stock or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options granted or exercised by any officer or director of our company during the twelve month period ended May 31, 2010.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2010, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of August 27, 2010, there were 69,635,172 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Shareholder	Shares Owned Beneficially	Percent of Class (1)
Hassan Salari 1517 West 58th Avenue, Vancouver, British Columbia V6P 1W6 Canada	10,623,226	15.3%

Audrey Lew 7229 Stirling Street Vancouver, British Columbia V5P 4H6 Canada	0	0%

Dr. David Filer 165 East 32nd Avenue New York, NY 10016	0	0%

Christian Bezy 175 Baie de la Paix, Val d’Or (Dubuisson), Quebec J9P 4N7 Canada	0	0%

All directors and officers as a group (2 persons)	10,623,226	15.3%

Based on 69,635,172 shares of common stock issued and outstanding as of August 27, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

During the twelve month period ended May 31, 2010, our former president advanced $nil (2009 - $5,374) to our company, was repaid $nil (2009 - $2,112) by our company and incurred $nil (2009 - $0) of expenses on behalf of our company. On November 30, 2009, an amount of $88,456 was owed to our former president who assigned the full amount to our current president.

During the twelve month period ended May 31, 2010, our president advanced $nil (2009 - $20,500) to our company, was repaid $4,557 (2009 - $nil) by the Company and incurred $17,256 (2009 - $6,206) of expenses on behalf of our company.   During the twelve month period ended May 31, 2010, the Company loaned the President $75,712, of which $64,825 has been repaid and of which $10,887 has been offset by expenses incurred by the President.  The balance of the loan, which bears no interest and can be offset by expenses the President incurs on behalf of the Company, was fully repaid by the President on May 26, 2010.

During the twelve month period ended May 31, 2010, we recognized a total of $nil (2009 - $3,500) for donated services at $nil per month (2009 - $500 per month) and $nil (2009 - $1,750) for donated rent at $nil per month (2009 - $250 per month) provided by our president.

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

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to our president, to engage Globe Laboratories to conduct research on the sublingual technologies developed by Globe Laboratories. We agreed to pay $50,000 per quarter to Globe Laboratories from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. As of May 31, 2010, $30,833 in research costs had accrued under this agreement.

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

Audit Committee

Our board of directors struck an audit committee on July 28, 2010. Following this date, Dr. Salari, Mr. Bezy and Dr. Filer have acted as the members of the audit committee. Dr. Filer and Mr. Bezy are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. Dr. Salari is not independent as he is our president, secretary and treasurer. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on July 28, 2010.

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

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, Messrs. Filer and Bezy are independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience.”

Dr. Salari, an audit committee member, is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting. Dr. Salari served for four years as a member of the audit committee of Pacgen Biopharma (TSX-V.PGA) and has the necessary financial expertise to be classified as “financially literate.”

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

The board is also responsible for:

•	selecting and assessing members of the board;

•
choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

•	reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

•	adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

•	ensuring the integrity of our company’s internal control and management information systems;

•	approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

•	reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed by UHY LDMB Advisors Inc. for the completed fiscal periods ended May 31, 2010 and 2009 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2010		Year Ended May 31, 2009
Audit Fees and Audit Related Fees	$	,47,266	$18,144
Tax Fees		$0	$0
All Other Fees		$0	$0
Total		$47,266	$18,144

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

PART IV

ITEM 15. EXHIBITS.

(a) The following documents are filed as a part of this Report.

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Hassan Salari
By: Hassan Salari,
Chief Executive Officer
(Principal Executive Officer)
Dated: August 30, 2010

/s/ Audrey Lew
By: Audrey Lew
Chief Financial Officer
(Principal Accounting Officer)
Dated: August 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hassan Salari
By: Hassan Salari
President, Secretary, Treasurer,
Chief Executive Officer  and Director
(Principal Executive Officer)
Dated: August 30, 2010

/s/ Audrey Lew
By: Audrey Lew
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 30, 2010

/s/ Dr. David Filer
By: Dr. David Filer
Director
Dated: August 30, 2010

/s/ Christian Bezy
By: Christian Bezy
Director
Dated: August 30, 2010