Form 10-Q
period 2010-08-31
GLOBAL HEALTH VENTURES INC.
filed 2010-10-15
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023
Vancouver, BC, Canada V6C 1T2
(Address of principal executive offices)

(604) 324-4844
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of October 12, 2010, there were 72,907,248 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements

GLOBAL HEALTH VENTURES INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010
(Expressed in U.S. Dollars)

(Unaudited)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	August 31, 2010 (unaudited) $	May 31, 2010 $

ASSETS

Current Assets
Cash and cash equivalents	741,422	1,045,958
Accounts receivable	17,279	40,458
Prepaid expenses	4,307	5,127
Due from shareholders	22,609	13,525
Due from related party	3,992	4,080
	789,609	1,109,148

Property, Plant and Equipment
Laboratory equipment	126,633	141,748
Accumulated depreciation	(21,829)	(16,816)
Computer hardware	12,333	12,394
Accumulated depreciation	(4,930)	(3,714)
Office furniture and fixtures	5,432	4,692
Accumulated depreciation	(2,981)	(2,647)
Office machines and equipment	541	550
Accumulated depreciation	(342)	(302)
	114,857	135,905

Intangible Assets
Patents	63,058	53,093
Deferred finance charges (Note 6)	843,138	1,214,654
	906,196	1,267,747

Total Assets	1,810,662	2,512,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	299,111	350,150
Accrued liabilities (Note 3)	477,159	666,966
Convertible debenture (Note 4)	488,890	222,223

	1,265,160	1,239,339

Commitments (Note 12)

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-

Common Stock: 196,000,000 shares authorized, $0.0001 par value 69,635,172 shares issued and outstanding (May 31, 2010 – 68,871,946 shares)	6,928	6,868

Additional Paid-In Capital	3,963,167	3,856,777

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	28,494	25,601

Deficit accumulated during the development stage	(5,927,087)	(5,089,785)

	545,502	1,273,461

Total Liabilities and Stockholders’ Equity	1,810,662	2,512,800

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $	Accumulated from April 25, 2006 (Date of inception) to August 31, 2010 $
Revenue	-	-	-

Expenses

Amortization	-	627	2,508
Depreciation	6,749	252	25,358
General and administrative	50,121	31,563	350,126
Interest expense	335,083	-	616,873
Professional fees:
Stock-based compensation	41,994	2,468	179,603
Incurred	33,794	14,118	415,458
Research and development	155,445	93,337	671,280
Salaries and wages:
Stock-based compensation	124,457	30,554	508,225
Incurred	149,659	84,140	613,536

Total Expenses	897,302	257,059	3,382,966

Net Loss Before Other Income or Expense	(897,302)	(257,059)	(3,382,966)

Other Income or Expense
Gain on settlement of payable (Note 8)	60,000	-	60,000

Total Other Income or Expense	(837,302)	-	(3,322,966)

Net Loss	(837,302)	(257,059)	(3,322,966)

Other Comprehensive Income
Foreign currency translation adjustment	2,893	(4,323)	28,494

Comprehensive Loss	(834,409)	(261,382)	(3,294,472)

Net Loss Per Share – Basic and Diluted	-	-

Weighted Average Shares Outstanding	69,635,172	62,722,000	69,635,172

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	Three Months Ended August 31, 2010 $	Three Months Ended August 31, 2009 $	Accumulated from April 25, 2006 (Date of inception) to August 31, 2010 $
Operating Activities

Comprehensive loss	(834,409)	(261,382)	(3,294,472)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	24,000
Amortization	-	627	9,257
Depreciation	6,749	252	18,608
Amortization of debt discount and
deferred finance charges	326,183	-	604,581
Stock based compensation	166,450	42,896	687,827
Gain on settlement of payable	(60,000)

Change in operating assets and liabilities:
Accounts receivable	23,179	-	15,373
Prepaid expenses	820	5,092	2,770
Accounts payable and accrued liabilities	71,154	80,731	521,694

Net Cash Used In Operating Activities	(299,874)	(131,784)	(1,470,362)

Investing Activities

Cash acquired on investment in Posh	-	-	61,649
Credit on purchased capital assets	15,000	-	15,000
Capital assets purchased	(701)	(1,979)	(145,299)
Website development costs	-	-	(2,509)
Patents	(9,965)	-	(40,501)

Net Cash Used in Investing Activities	4,334	(1,979)	(111,660)

Financing Activities

Payment of share offering costs		-	(28,400)
Advances from (repayments to) shareholders	(9,084)	-	(22,609)
Advances from (repayments to) a related party	88	5,059	121,436
Proceeds from issuance of common stock	-	-	1,910,018
Proceeds from debenture payable	-	-	400,000
Proceeds (repayments) of loan payable	-	-	(471)
Deferred charges			(57,001)

Net Cash Provided by (Used In) Financing Activities	(8,996)	5,059	2,322,973

Effect of exchange rate changes on cash	-	-	471

Increase (decrease) in Cash	(304,536)	(128,704)	741,422

Cash - Beginning of Period	1,045,958	332,716	-

Cash - End of Period	741,422	204,012	741,422

Supplemental Disclosures
Interest paid	-	-	902
Income taxes paid	-	-	-
Non-cash Financing Transactions
Payable settled with common shares	312,000	-	-
Common stock issued for shares of Posh	-	-	400
Shares issued in settlement of advances from related party	-	-	116,000
Shares issued for deferred finance costs	252,000	-	1,147,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
For the Period from April 25, 2006 (Date of Inception) to August 31, 2010
(Expressed in US Dollars)

						Deficit
					Accumulated	Accumulated
					Other	During the
	Common Stock		Additional	Donated	Comprehensive	Development
	Shares #	Amount $	Paid-In Capital $	Capital $	Income $	Stage $	Total $
Balance – April 25, 2006 (Date of inception)	-	-		-	-	-	-
April 26, 2006 – common shares issued for cash at $0.0001 per share	140,000,000	14,000	(13,000)	-	-	-	1,000
Donated services and rent	-	-	-	750	-	-	750
Net loss for the period	-	-	-	-	-	(9,040)	(9,040)
Balance – May 31, 2006	140,000,000	14,000	(13,000)	750	-	(9,040)	(7,290)
April 2, 2007 – common shares issued for cash at $0.0036 per share	14,322,000	1,432	49,718	-	-	-	51,150
Share issuance costs			(28,400)		-		(28,400)
Donated services and rent	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	(61,174)	(61,174)
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750		(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	-	-	-	-
Donated services and rent	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	-	(135,382)	(92,882)
Donated services and rent	-	-	-	5,250	-	-	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000	-	-	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	-	-	-
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	-	-	-	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	384,846	-	-	-	385,000
Foreign currency translation adjustment	-	-	-	-	41,632	-	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	-	-	-	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	-	-	-	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	-	-	-	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	-	-	-	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	-	-	-	480,000
Cashless exercise of warrants	191,613	-	-	-	-	-	-
Convertible debenture financing	-	-	1,231,983	-	-	-	1,231,983
Beneficial conversion feature related to convertible debenture	-	-	63,267	-	-	-	63,267
Foreign currency translation adjustment	-	-	-	-	(16,031)	-	(16,031)
Stock-based compensation	-	-	521,377	-	-	-	521,377
Net loss for the period	-	-	-	-	-	(2,177,023)	(2,177,023)
Balance – May 31, 2010	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Commitment shares issued	600,000	60	251,940				252,000
Share issuance costs	-	-	(312,000)				(312,000)
Cashless exercise of warrants	163,226	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	2,893	-	2,893
Stock-based compensation	-	-	166,450	-	-	-	166,450
Net loss for the period	-	-	-	-	-	(837,302)	(837,302)
Balance – August 31, 2010	69,635,172	6,928	3,963,167	2,474,000	28,494	(5,927,087)	545,502

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at August 31, 2010, the Company has never generated any significant revenue and has accumulated losses of $5,927,087 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
August 31, 2010

2.  Summary of Significant Accounting Policies (continued)

d)  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)  Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”.  The Company has never generated any revenue since inception.

f)  Comprehensive Loss

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

i)  Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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
August 31, 2010

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

n)  Research and development costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at August 31, 2010 and 2009.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

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

3.  Accrued Liabilities

	August 31, 2010 $	May 31, 2010 $
Accrued interest	14,757	6,578
Professional fees	25,000	25,000
Research and development	80,833	30,833
Salaries	356,569	292,555
Accrued finance costs	-	312,000
	477,159	666,966

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

In connection with the issuance of the debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the lender and for warrants issued as a finders fee and $57,000 of cash costs for commissions and related professional fees.  These costs are being amortized and are recorded as interest expense through March 18, 2014, the maturity date of the debenture.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

4.  Convertible Debenture (continued)

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

Based on this calculation, $336,733 was allocated to the equity component.  During the quarter ended August 31, 2010, the Company recorded amortization of the debt discount in the amount of $266,667 which was charged to interest expense.

	August 31,2010	May 31,2010
Principal amount of liability component	$533,333	$533,333
Unamortized discount	(44,443)	(311,110)
Net carrying amount	$488,890	$222,223

5.  Related Party Transactions

a)
During the three month period ended August 31, 2010, the President of the Company advanced $nil  (2009 - $nil) to the Company, was repaid $nil (2009 - $4,557) by the Company and incurred $894 (2009 - $6,395) of expenses on behalf of the Company.

b)	During the three month period ended August 31, 2010, the Company paid $5,765 (2009 - $5,665) to a Company related to the President for rent of laboratory space.

c)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $283,333 in research costs have been accrued under this agreement, of which $202,500 has been paid to Globe.

d)
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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

5.  Related Party Transactions (continued)

The following table sets forth the allocation of the purchase price for the investment in Posh Cosmeceuticals:

Working capital acquired	$(205,685)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
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

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost.

The company also incurred direct cash costs relating to this financing of $57,000 which were also recorded as a deferred financing cost.

The deferred financing costs are being amortized over the term of the debt.

	August 31, 2010	May 31, 2010
Deferred financing costs	$952,250	$952,250
Accumulated amortization	(109,112)	(49,596)
Net carrying amount	843,138	902,654

Share purchase agreement commitment fee (Note 8)	312,000	312,000
Write-off of commitment fee (Note 8)	(312,000)	-
	-	312,000
	$843,138	$1,214,654

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

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

a)  Deferred tax assets and liabilities

	August 31, 2010 $	May 31, 2010 $
Property and equipment	8,218	8,218
Intangible assets	878	878
Operating loss carry forwards	923,300	630,350
Valuation allowance	(932,396)	(639,446)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

b)  Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $2,638,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,516,000
2031	837,000
$2,638,000

8.  Share Purchase Agreement

Pursuant to a Purchase Agreement dated May 28, 2010 and a Registration Rights Agreement dated May 28, 2010 with Lincoln Park Capital Fund, LLC (“LPC”), the Company may sell to LPC up to $20,000,000 of its common stock over a thirty month period.  As part of this agreement, the Company was required to issue 600,000 shares of its stock to LPC as a commitment fee for entering into the Purchase Agreement.  The fee was recorded as a payable at May 31, 2010 of $312,000 based on the fair market price of the stock of $0.52.

On June 15, 2010, the shares were issued.  The fair market value of the stock on the date of issuance was $0.42, resulting in a gain on the settlement of the payable of $60,000.

On August 14, 2010, the agreement was cancelled and the commitment fee of $312,000 was written off to share issue costs.

9.  Warrants

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2010	4,118,333	$0.68
Granted during 3 months ending August 31, 2010	-	-
Exercised July 14, 2010	(460,000)	$0.40
Warrants outstanding at August 31, 2010	3,658,333	$0.72

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

10.  Stock Option Plan

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

On June 29, 2009, the Company granted 2,000,000 options to directors and officers of the Company.  For the three months ending August 31, 2010, the fair value of the options of $166,450 has been expensed and 1,040,000 of the options are exercisable.

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2010	2,000,000	$0.70
Granted	-	-
Expired	-	-
Options outstanding at August 31, 2010	2,000,000	$0.70

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	1.79% - 2.50%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	252%
Expected dividend yield	0.0%

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
August 31, 2010

11.  Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash and accounts payable.  Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, or the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

12.  Subsequent Event

Pursuant to the convertible debenture detailed in Note 4, the Company has allowed the investor to convert approximately $235,000 of the Debenture into 3,042,076 shares of the Company’s common stock.

The Company has entered into agreements with various consultants to provide services to the Company.  As part of the agreements, the Company issued 230,000 shares in lieu of services, subsequent to the quarter end.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this report: (i) the terms "we", "us", "our", and the “Company" mean Global Health Ventures Inc. and its subsidiaries, unless the context requires otherwise; and (ii) all dollar amounts in this report refer to U.S. dollars unless otherwise indicated.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding the development of our products, our proposed markets and our business plans.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Overview of Our Business

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

We are currently in the process of developing the following products:

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

We have entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to the President of our company, to conduct research on the sublingual technologies developed by Globe Laboratories. We agreed to pay $50,000 per quarter to Globe Laboratories from April 1, 2009 until the technologies are put into commercial production, or the technologies are sold or sublicensed.

Our plan is to develop our products to the final stage of marketing. Any further clinical trials to support regulatory filings if required will be conducted in-house. We plan to market our products through direct consumer sources such as advertisements on the internet, television, radio and in magazines. We also plan to enter into agreements with co-marketing partners, which typically will be larger specialty pharmaceutical companies and distributors. In the latter case, we plan to share the revenue on a pre-arranged royalty basis structure.

See our annual report on Form 10-K for the year ended May 31, 2010 filed with the SEC for more information.

We anticipate we will require approximately $1,300,000 to pursue our plan of operations for the next 12 months. As at August 31, 2010, we had $741,422 in cash and a working capital deficit of $475,551 and will require substantial additional financing to pursue our plan of operations. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation, on terms acceptable to us or at all. If we are unable to obtain the financing required, we may have to curtail our business plans, and our business may fail.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2010 filed with the SEC.

Three  Months  Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Revenues

We have not generated any revenues from inception on April 25, 2006 to August 31, 2010. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. We anticipate we will incur substantial expenses in the development of our business and current products and the identification and acquisition of new healthcare technologies. Accordingly, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the three months ended August 31, 2010, our operating expenses totaled $897,302, including $75,788 in professional fees, $50,121 in general and administrative expenses, $274,116 in salaries and $335,083 in interest expense. During the three months ended August 31, 2009, our operating expenses totalled $257,059, including $16,586 in professional fees, $31,563 in general and administrative expenses and $114,694 in salaries. Operating expenses increased primarily due to an increase in our operations.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses increased to $50,121 for the three months ended August 31, 2010 from $31,563 for the three months ended August 31, 2009, primarily due to an increase in business operations.

Professional fees increased by $59,202 to $75,788 for the three months ended August 31, 2010 from $16,586 for the same period in 2009, primarily due to an increase in legal and accounting fees resulting from an increase in our operations.

We reported a loss from operations of $837,302 for the three months ended August 31, 2010, compared to a loss from operations of $257,059 for the three months ended August 31, 2009.

Net Loss

We incurred a net loss of $837,302 for the three months ended August 31, 2010, compared to $257,059 for the three months ended August 31, 2009.

Liquidity and Capital Resources

We had cash of $741,422 and a working capital deficit of $475,551 as of August 31, 2010, compared to cash of $204,012 and working capital of $56,672 as of August 31, 2009.

To date, we have not generated any revenue and have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future.

Cash Flow Used in Operating Activities

Operating activities used cash of $299,874 for the three months ended August 31, 2010, compared to using cash of $131,784 for the three months ended August 31, 2009. The increase in cash used during the year ended August 31, 2010 was primarily attributable to legal and accounting fees, research and development, and salaries.

Cash Flow Used in Investing Activities

Investing activities provided cash of $4,334 for the three months ended August 31, 2010, compared to using cash of $1,979 for the three months ended August 31, 2009, primarily due to a credit on the purchase of equipment.

Cash Flow Provided by Financing Activities

Financing activities used cash of $8,996 for the three months ended August 31, 2010 compared to providing cash of $5,059 for the three months ended August 31, 2009. The increase in financing activities was primarily due to amounts due from shareholders.

We anticipate we will require approximately $1,300,000 to pursue our plan of operations over the next 12 months. We had cash of $741,422 and a working capital deficit of $475,551 as of August 31, 2010. We intend to raise additional funds through the sale of our equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation, upon terms acceptable to us or at all. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We do not anticipate generating positive internal operating cash flows until we can generate substantial revenues from the commercial production of our products. There is no assurance that we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We are currently seeking additional financing, however, we currently do not have any financing arrangements in place and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising sufficient funds through future capital raising efforts, we may review other financing options.

Going Concern

Our financial statements for the period ended August 31, 2010 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations.  We may not generate any material revenues, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or securityholder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of our equity securities during the period covered by this report that have not been previously reported.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2010	GLOBAL HEALTH VENTURES INC.

	By:	/s/Hassan Salari
Hassan Salari
Chief Executive Officer