Form 10-Q
period 2010-11-30
GLOBAL HEALTH VENTURES INC.
filed 2011-01-14
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

As of January 13, 2011, there were 91,085,559 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements

GLOBAL HEALTH VENTURES INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2010
(Expressed in U.S. Dollars)

(Unaudited)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2010	2010
	(unaudited) $	(restated) $

ASSETS

Current Assets
Cash and cash equivalents	851,967	1,045,958
Accounts receivable	31,124	40,458
Prepaid expenses	6,339	5,127
Due from shareholders	1	13,525
Due from related party	-	4,080
	889,431	1,109,148

Property, Plant and Equipment
Laboratory equipment	147,128	141,748
Accumulated depreciation	(28,832)	(16,816)
Computer hardware	12,465	12,394
Accumulated depreciation	(6,257)	(3,714)
Office furniture and fixtures	5,570	4,692
Accumulated depreciation	(3,473)	(2,647)
Office machines and equipment	561	550
Accumulated depreciation	(401)	(302)
	126,761	135,905

Intangible Assets
Patents	54,114	53,093
Deferred finance charges (Note 6)	808,551	1,214,654
	862,665	1,267,747

Total Assets	1,878,857	2,512,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	284,262	350,150
Accrued liabilities (Note 3)	478,617	623,340
Convertible debenture (Note 4)	368,923	467,708

	1,131,802	1,441,198

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-

Common Stock: 196,000,000 shares authorized, $0.0001 par value 80,335,559 shares issued and outstanding (May 31, 2010 – 68,871,946 shares)	7,998	6,868

Additional Paid-In Capital	4,719,515	3,456,777

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	22,770	25,601

Deficit accumulated during the development stage	(6,477,228)	(4,891,644)

	747,055	1,071,602

Total Liabilities and Stockholders’ Equity	1,878,857	2,512,800

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

					Accumulated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	from April 25, 2006 (Date of inception)
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	to November 30, 2010
	$	$	(Restated) $	$	(Restated) $
Revenue	-	-	-	-	-

Expenses

Amortization	-	628	-	1,255	2,508
Depreciation	8,574	402	15,322	655	33,931
General and administrative	71,787	117,225	121,910	148,788	421,913
Interest expense	340,499	-	518,784	-	687,863
Professional fees:
Stock-based compensation	51,712	8,273	93,706	10,741	231,315
Incurred	85,459	17,448	119,253	31,566	500,917
Research and development	144,580	86,247	300,025	179,584	815,860
Salaries and wages:
Stock-based compensation	157,593	115,104	282,050	145,658	665,818
Incurred	90,317	78,413	184,765	162,553	563,213

Total Expenses	950,521	423,740	1,635,815	680,800	3,923,338

Net Loss Before Other Income or Expense	(950,521)	(423,740)	(1,635,815)	(680,800)	(3,923,338)

Other Income or Expense
Gain on settlement of payable (Note 8)	-	-	60,000	-	60,000
Write-off of licensing costs	(9,769)	-	(9,769)	-	(9,769)

Total Other Income or Expense	(9,769)	-	50,231	-	50,231

Net Loss	(960,290)	(423,740)	(1,585,584)	(680,800)	(3,873,108)

Other Comprehensive Income
Foreign currency translation adjustment	(5,724)	42	(2,831)	(4,280)	22,770

Comprehensive Loss	(966,014)	(423,698)	(1,588,415)	(685,080)	(3,850,338)

Net Loss Per Share – Basic and Diluted	-	-	-	-

Weighted Average Shares Outstanding	70,188,142	63,020,901	70,188,142	62,870,634

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Accumulated from April 25, 2006 (Date of inception)
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	to November 30, 2010
	$	$	(Restated) $	$	(Restated) $

Operating Activities

Comprehensive loss	(966,014)	(423,698)	(1,588,415)	(685,080)	(3,850,338)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	-	-	24,000
Amortization	-	628	-	1,255	2,508
Depreciation	8,574	403	15,322	655	33,931
Write-off of licensing costs	9,769		9,769		9,769
Gain on settlement of payable	-	-	(60,000)	-	(60,000)
Amortization of deferred finance charges and debt discount	223,003	-	320,459	-	444,342
Stock based compensation	209,306	156,468	375,756	199,364	897,133

Change in operating assets and liabilities:
Accounts receivable	(13,845)	(3,385)	9,334	(3,385)	1,528
Prepaid expenses	(2,032)	(430)	(1,212)	4,662	738
Accounts payable and accrued liabilities	162,375	67,409	250,248	148,140	657,161

Net Cash Used In Operating Activities	(368,864)	(202,605)	(668,739)	(334,389)	(1,839,228)

Investing Activities

Cash acquired on investment in Posh	-	-	-	-	61,649
Credit on purchased capital assets	-	-	15,000	-	15,000
Capital assets purchased	(20,477)	(6,753)	(21,178)	(8,732)	(165,777)
Website development costs	-	-	-	-	(2,509)
Licenses and patents	(826)	(275)	(10,790)	(275)	(41,326)

Net Cash Used in Investing Activities	(21,303)	(7,028)	(16,968)	(9,007)	(132,963)

Financing Activities

Payment of share offering costs	-	-	-	-	(28,400)
Advances from (repayments to) shareholders	22,608	(23,120)	13,524	(23,120)	(1)
Advances from (repayments to) a related party	3,992	26,128	4,080	31,187	125,430
Proceeds from issuance of common stock	-	600,000	-	600,000	1,910,018
Proceeds from debenture payable	500,000	-	500,000	-	900,000
Finance fees on debenture payable	(25,888)	-	(25,888)	-	(82,889)

Net Cash Provided by (Used In) Financing Activities	500,712	603,008	491,716	608,067	2,824,158

Increase (decrease) in Cash	110,545	393,375	(193,991)	264,671	851,967

Cash – Beginning of Period	741,422	204,012	1,045,958	332,716	-

Cash - End of Period	851,967	597,387	851,967	597,387	851,967

Supplemental Disclosures
Interest paid	-	-	-	-	902
Income taxes paid	-	-	-	-	-
Non-cash Financing Transactions
Payable settled with common shares	19,100	-	331,100	-	331,100
Common stock issued for shares of Posh	-	-	-	-	400
Shares issued in settlement of advances from related party	-	-	-	-	116,000
Shares issued in partial settlement of debenture payable	641,975	-	-	-	641,975
Shares issued for deferred finance costs	-	-	252,000	-	1,147,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Expressed in US Dollars)

	Common Stock		Additional		Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Paid-In Capital	Donated Capital	Income	Stage	Total
	#	$	(restated) $	$	$	(restated) $	(restated) $
							$
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	-	(135,382)	(92,882)
Donated services and rent	-	-	-	5,250	-	-	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000	-	-	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	-	-	-
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	-	-	-	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	384,846	-	-	-	385,000
Foreign currency translation adjustment	-	-	-	-	41,632	-	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	-	-	-	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	-	-	-	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	-	-	-	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	-	-	-	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	-	-	-	480,000
Cashless exercise of warrants	191,613	-	-	-	-	-	-
Convertible debenture financing	-	-	1,231,983	-	-	-	1,231,983
Beneficial conversion feature related to convertible debenture	-	-	63,267	-	-	-	63,267
Foreign currency translation adjustment	-	-	-	-	(16,031)	-	(16,031)
Stock-based compensation	-	-	521,377	-	-	-	521,377
Net loss for the period	-	-	-	-	-	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13)	-	-	(400,000)	-	-	-	(400,000)
Adjustment to discount amortization (Note 13)	-	-	-	-	-	154,514	154,514
Adjustment to salary expense (Note 13)	-	-	-	-	-	85,429	85,429
Adjustment to accrued interest expense (Note 13)						(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	251,940				252,000
Share issuance costs	-	-	(312,000)				(312,000)
Oct 4, 2010 - common shares issued for services	230,000	23	19,077	-	-	-	19,100
Cashless exercise of warrants	163,226	-	-	-	-	-	-
Common shares for note conversion	10,470,387	1,047	640,928	-	-	-	641,975
Beneficial conversion feature related to convertible debenture	-	-	287,037	-	-	-	287,037
Foreign currency translation adjustment	-	-	-		(2,831)	-	(2,831)
Stock-based compensation	-	-	375,756	-	-	-	375,756
Net loss for the period	-	-	-	-	-	(1,585,584)	(1,585,584)
Balance – November 30, 2010	80,335,559	7,998	4,719,515	2,474,000	22,770	(6,477,228)	747,055

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at November 30, 2010, the Company has never generated any significant revenue and has accumulated losses of $6,477,228 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
November 30, 2010

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
November 30, 2010

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

The fair value of financial instruments, which include cash, accounts receivable, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations will be in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

l)	Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided for based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

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

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at November 30, 2010 and 2009.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

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

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades" ("ASU 2010-13").  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company's financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

3.   Accrued Liabilities

	November 30, 2010 $	May 31, 2010 (restated) $
Accrued interest	114,812	48,381
Professional fees	9,021	25,000
Research and development	100,363	30,833
Salaries	241,980	207,126
Accrued finance costs	-	312,000
Other	12,441	-
	478,617	623,340

4.   Convertible Debenture

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture (“Debenture”) due March 18, 2014.

The debenture bears interest at a rate of 12% per annum payable on maturity.  The debenture matures on March 2014, unless converted in accordance with the repayment terms prior to such date.

The debenture is unsecured and ranks equally to any of the Company’s existing and future unsecured debts.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

4.   Convertible Debenture (continued)

The debenture was sold with a 25% discount from face value for a net book value of $3,150,000.  The $3,150,000 consists of cash of $400,000 paid at closing and eleven “Investor Notes” in the amount of $250,000 each. The investor notes are mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date.

Beginning six months from the closing date, the lender may require the Company to repay the principal amount and accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the debenture agreement.  The lender is not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the debenture.  On September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the debenture agreement.

As long as any amounts due under the debenture are outstanding, the Company is prohibited, unless consented to by the lender, from selling, leasing or otherwise disposing of any of its assets other than in its ordinary course of business, from merging or consolidating with any other person unless the debenture is assumed by the surviving entity and from adopting any plan or arrangement for the dissolution or liquidation of the Company.  Debenture covenants also prohibit the Company from redeeming or repurchasing any of its capital stock or making any advance or loan to any person, firm or corporation except for reasonable business expenses advanced to Company employees or independent contractors in the ordinary course of business.  Under the terms of the agreement, the Company also has to reserve for issuance 50,000,000 shares of Common Stock as may be issuable from time to time upon a request for repayment of the debenture in common stock.

Events of default under the terms of the agreement include the following:

a)	Default of payment of interest or principal or any amount due under the agreement
b)	Material default, misrepresentation, or material breach of the covenants described in the paragraph above.
c)	Any transfer, conveyance, or assignment of substantial Company or subsidiary assets
d)	Any money judgment, writ of warrant or attachment, or similar process against the company in excess of $100,000
e)	Failure to issue common stock within 5 business days of receipt of a written request for repayment of outstanding amounts in common shares
f)	The average dollar volume of common stock for any consecutive 10 day trading period falls below $40,000 per day
g)	Control of the whole or substantial portion of the Company by any governmental agencies
h)	Order by a court adjudging the Company bankrupt or insolvent, or seeking reorganization
i)	Failure of the Company to maintain its status as a reporting company under the federal securities laws
j)	Failure to timely file reports required to be filed by the SEC

Upon occurrence of one of the above events, the amount due under the debenture will be immediately due and payable at the rate of 110% of the sum of the principal outstanding immediately prior to the event of default and all interest, fees, costs and penalties.  These amounts will accrue interest at the rate of 12% per annum until payment.

On July 16, 2010, the Company had an event of default under the terms of the debenture.  The holder of the debenture waived the default, and in exchange, raised the interest rate on the debenture from 6% per annum to 9% per annum.

On September 2, 2010, the Company had an event of default under the terms of the debenture.  The holder of the debenture waived the default, and in exchange, raised the interest rate on the debenture from 9% per annum to 12% per annum and negotiated a 10% discount on the market price as defined under the agreement for all conversions of the debenture into common stock.  Under the waiver of default, the Company is exempt from future defaults under event (f) above.

In connection with the debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees.  Additional cash costs for commissions of $25,888 were incurred in the three month period ending November 30, 2010.  These costs are being amortized and are recorded as interest expense through March 18, 2014, the maturity date of the debenture.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

4.   Convertible Debenture (continued)

The Company has separately accounted for the liability and equity components of the convertible debenture by allocating the proceeds from the issuance of the debenture between the liability component and the beneficial conversion option, or equity component.  Based on this calculation, $287,037 was allocated to the equity component.  During the six month period ended November 30, 2010, the Company recorded amortization of the debt discount in the amount of $200,468 which was charged to interest expense.

	November 30, 2010	May 31, 2010
Principal amount of liability component	$1,199,999	$533,333
Amount converted to common shares	(533,333)	-
Unamortized discount	(297,743)	(65,625)
Net carrying amount	$368,923	$467,708

For the six month period ending November 30, 2010, the lender converted $641,975 of the debenture, including principal and interest, into 10,470,387 shares of the Company’s stock.

5.   Related Party Transactions

a)
During the six month period ended November 30, 2010, the President of the Company advanced $nil  (2009 - $nil) to the Company, was repaid $nil (2009 - $4,557) by the Company and incurred $2,330 (2009 - $10,754) of expenses on behalf of the Company.

b)	During the six month period ended November 30, 2010, the Company paid $11,639 (2009 - $11,298) to a Company related to the President for rent of laboratory space.

c)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $333,333 in research costs have been accrued under this agreement, of which $250,000 has been paid to Globe.

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
November 30, 2010

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

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost.

The company also incurred direct cash costs relating to this financing of a total of $82,888 which were also recorded as deferred financing costs.

The deferred financing costs are being amortized over the term of the debt.

	November 30, 2010	May 31, 2010
Deferred financing costs	$978,138	$952,250
Accumulated amortization	(169,587)	(49,596)
Net carrying amount	808,551	902,654

Share purchase agreement commitment fee (Note 8)	312,000	312,000
Write-off of commitment fee (Note 8)	(312,000)	-
	-	312,000
	$808,551	$1,214,654

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

a)	Deferred tax assets and liabilities

	November 30, 2010 $	May 31, 2010 $
Property and equipment	8,218	8,218
Intangible assets	878	878
Operating loss carry forwards	843,300	630,350
Valuation allowance	(852,396)	(639,446)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

7.   Income Taxes (continued)

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $2,811,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,316,000
2031	1,210,000
$2,811,000

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

On August 14, 2010, the agreement was cancelled and the commitment fee of $312,000 was written off to share issue costs.

9.   Warrants

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2010	4,118,333	$0.68
Granted during 6 months ending November 30, 2010	-	-
Exercised July 14, 2010	(460,000)	-
Warrants outstanding at November 30, 2010	3,658,333	$0.72

10.   Stock Options

On June 29, 2009, the Company granted 2,000,000 options to directors and officers of the Company.  On November 2010, the Company cancelled these options and reissued 5,200,000 options to directors and officers of the Company.  Pursuant to ASC 718-20-35-8, cancellations with concurrent grants of replacement awards are to be treated as a modification of the terms of the cancelled award.  As a result, compensation costs recorded in the quarter include the compensation cost of the original award and the incremental cost resulting from the modification.

For the six months ending November 30, 2010, the fair value of the options of $375,756 has been expensed and 104,000 of the options are exercisable.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

10.   Stock Options (continued)

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2010	2,000,000	$0.70
Granted	5,200,000	$0.07
Expired/Cancelled	(2,000,000)	(0.70)
Options outstanding at November 30, 2010	5,200,000	$0.07

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	2.24% - 2.86%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	224%
Expected dividend yield	0.0%

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2010

12.   Restatement of Prior Year

During the quarter, the Company identified that the compensation expense for the President of the Company for the year ended May 31, 2010 was overstated.  In addition, during the review of the financial statements, the Company discovered that the accounting for the convertible debenture considered a beneficial conversion feature that was subsequently determined not to meet the criteria of a beneficial conversion feature.

The impact of these restatements on the 2010 financial statements was as follows:

	May 31, 2010
	As previously reported	Adjustment	As restated
Deficit	5,089,785	(198,141)	4,891,644
Convertible debenture	(222,223)	(245,485)	(467,708)
Accrued expenses	(666,966)	43,626	(623,340)
Additional paid up capital	(3,856,777)	400,000	(3,456,777)
Salary expense	414,984	(85,429)	329,555
Interest expense	280,885	(112,712)	168,173

13.   Subsequent Events

Pursuant to the convertible debenture detailed in Note 4, the Company has allowed the investor to convert approximately $359,519 of the Debenture, including principal and interest, into 10,500,000 shares of the Company’s common stock, subsequent to the quarter end.

The Company has entered into an agreement with a consultant to provide services to the Company.  As part of the agreement, the Company issued 250,000 shares in lieu of services, and is committed to pay $5,000 per month for a period of six months commencing January 1, 2011.

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

We anticipate we will require approximately $1,300,000 to pursue our plan of operations for the next 12 months. As at November 30, 2010, we had $851,967 in cash and cash equivalents and a working capital deficit of $242,371 and will require substantial additional financing to pursue our plan of operations. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation, on terms acceptable to us or at all. If we are unable to obtain the financing required, we may have to curtail our business plans, and our business may fail.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2010 filed with the SEC. The financial information for the six months ended November 30, 2010 and year ended May 31, 2010 included in this report has been restated as the compensation expense of the President of the Company for the year ended May 31, 2010 was overstated and to correct the accounting for the beneficial conversion feature of the convertible debenture sold in May 2010 (see Note 12). See our Form 8-K filed with the SEC on January 4, 2011.

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Revenues

We have not generated any revenues from inception on April 25, 2006 to November 30, 2010. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. We anticipate we will incur substantial expenses in the development of our business and current products and the identification and acquisition of new healthcare technologies. Accordingly, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the three months ended November 30, 2010, our operating expenses totalled $950,521, including $137,171in professional fees, $71,787 in general and administrative expenses, $247,910 in salaries, $144,580 in research and development costs and $340,499 in interest expense. During the three months ended November 30, 2009, our operating expenses totalled $423,740, including $25,721in professional fees, $117,225 in general and administrative expenses, $86,247 in research and development costs and $193,517 in salaries. Operating expenses generally increased due to an increase in our operations.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses decreased to $71,787 for the three months ended November 30, 2010 from $117,225 for the three months ended November 30, 2009, primarily due to better management and reduction in overhead.

Professional fees increased to $137,171 for the three months ended November 30, 2010 from $25,721 for the same period in 2009, primarily due to an increase in legal and accounting fees resulting from an increase in our operations.

Interest expense increased to $340,499 in the current period from $Nil in the prior period, primarily due to the sale of a convertible debenture in May 2010 in the amount of $4,200,000 (see Note4).

Salaries increased to $247,910 in the current period from $193,517 in the prior period, primarily due to an increase in personnel.

Research and development costs increased to $144,580 in the current period from $86,247 in the prior period, primarily due to the advancement in our product development and clinical and manufacturing work as well as the purchase of raw materials for conducting research on our various products.

We reported a loss from operations of $950,521 for the three months ended November 30, 2010, compared to a loss from operations of $423,740 for the three months ended November 30, 2009.

Net Loss

We incurred a net loss of $960,290 for the three months ended November 30, 2010, compared to $423,740 for the three months ended November 30, 2009.

Six Months Ended November 30, 2010 Compared to Six  Months Ended November 30, 2009

Revenues

We have not generated any revenues from inception on April 25, 2006 to November 30, 2010. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. We anticipate we will incur substantial expenses in the development of our business and current products and the identification and acquisition of new healthcare technologies. Accordingly, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the six months ended November 30, 2010, our operating expenses totalled $1,635,815, including $212,959 in professional fees, $121,910 in general and administrative expenses, $466,815 in salaries, $300,025 in research and development costs and $518,784 in interest expense. During the six months ended November 30, 2009, our operating expenses totalled $680,800, including $42,307 in professional fees, $148,788 in general and administrative expenses, $179,584 in research and development costs and $308,211 in salaries. Operating expenses generally increased due to an increase in our operations.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses decreased to $121,910 for the six months ended November 30, 2010 from $148,788 for the six months ended November 30, 2009, primarily due to better management and reduction in overhead.

Professional fees increased to $212,959 for the six months ended November 30, 2010 from $42,307 for the same period in 2009, primarily due to an increase in legal and accounting fees resulting from an increase in our operations.

Interest expense increased to $518,784 in the current period from $Nil in the prior period, primarily due to the sale of a convertible debenture in May 2010 in the amount of $4,200,000 (see Note 4).

Salaries increased to $466,815 in the current period from $308,211 in the prior period, primarily due to an increase in personnel.

Research and development costs increased to $300,025 in the current period from $179,584 in the prior period, primarily due to the advancement in our product development and clinical and manufacturing work as well as the purchase of raw materials for conducting research on our various products.

We reported a loss from operations of $1,635,815 for the six months ended November 30, 2010, compared to a loss from operations of $680,800 for the six months ended November 30, 2009. In the current period, we recognized a gain on the settlement of a payable of $60,000 relating to shares issued under a purchase agreement entered in May 2010 (see Note 8).

Net Loss

We incurred a net loss of $1,585,584 for the six months ended November 30, 2010, compared to $680,800 for the six months ended November 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $851,967 and a working capital deficit of $242,371 as of November 30, 2010, compared to cash of $597,387 and working capital of $383,444 as of November 30, 2009.

To date, we have not generated any revenue and have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future.

Cash Flow Used in Operating Activities

Operating activities used cash of $368,864 for the three months ended November 30, 2010, compared to using cash of $202,605 for the three months ended November 30, 2009. The increase in cash used during the period ended November 30, 2010 was primarily attributable to increased legal and accounting activities, research and development and salaries.

Operating activities used cash of $668,739 for the six months ended November 30, 2010, compared to using cash of $334,389 for the six months ended November 30, 2009. The increase in cash used during the period ended November 30, 2010 was primarily attributable to increased legal and accounting activities, research and development and salaries.

Cash Flow Used in Investing Activities

Investing activities used cash of $21,303 for the three months ended November 30, 2010, compared to using cash of $7,028 for the three months ended November 30, 2009, primarily due to capital assets purchased.

Investing activities used cash of $16,968 for the six months ended November 30, 2010 primarily due to capital assets purchased and licenses and patents, compared to using cash of $9,007 for the six months ended November 30, 2009 primarily due to capital assets purchased.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $500,712 for the three months ended November 30, 2010 primarily due to proceeds from a debenture, compared to providing cash of $603,008 for the three months ended November 30, 2009 primarily due to the issuance of common stock.

Financing activities provided cash of $491,716 for the six months ended November 30, 2010 primarily due to proceeds from a debenture, compared to providing cash of $608,067 for the six months ended November 30, 2009 primarily due to the issuance of common stock

We anticipate we will require approximately $1,300,000 to pursue our plan of operations over the next 12 months. We had cash and cash equivalents of $851,967 and a working capital deficit of $242,371 as of November 30, 2010. We intend to raise additional funds through the sale of our equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation, upon terms acceptable to us or at all. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

Our financial statements for the period ended November 30, 2010 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the course of the preparation of our financial statements for the period ended November 30, 2010 included in this report, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2010, the following deficiencies were identified:

Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 require an audit adjustment to the accounting and disclosure of the compensation paid to our President in fiscal 2010. The amount of compensation paid to our President reported in our Annual Report on Form 10-K for the year ended May 31, 2010 is overstated due to our acquisition of Posh Cosmeceuticals Inc. effective December 2009 and an inadvertent error in the accrual of compensation to which our President is entitled. Similarly, the amount of compensation paid to our President reported in our Quarterly Report on Form 10-Q for the three months ended August 31, 2010 is overstated due to an inadvertent error in the accrual of compensation to which our President is entitled. Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 are being restated to reflect this adjustment and disclosure of the actual compensation paid or accrued to our President will be made in each of these documents. See the Current Report on Form 8-K filed by us with the SEC on January 4, 2011 for more information.

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2010, the following additional deficiencies were identified:

1.	Lack of segregation of duties/management override – in common with businesses that have few employees, there exists a weakness as one person performs many different functions;

2.	Financial reporting deficiencies – certain accounting entries and related reporting of transactions were inadvertently not properly recorded in the past.

Management plans to remediate many of these deficiencies by engaging an accountant (other than our independent auditors) to prepare our financial statements on our behalf going forward. In addition, management plans to work with such accountants in evaluating or proceeding with any potential acquisitions. Also, management is currently considering additional remediation plans with respect to the above.

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

Date: January 14, 2011		GLOBAL HEALTH VENTURES INC.

	By:	/s/ Hassan Salari
Hassan Salari
Chief Executive Officer