Form 10-K/A
period 2010-05-31
GLOBAL HEALTH VENTURES INC.
filed 2011-02-08
CIK 1376228

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Non-accelerated filer ☐       Accelerated filer ☐       Smaller reporting company ☑

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K for the year ended May 31, 2010 filed by Global Health Ventures Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on August 30, 2010 and restates its audited consolidated financial statements for the year ended May 31, 2010, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the compensation paid to the Company’s President in fiscal 2010, as well as the accounting related to the convertible debenture issued by the Company in March 2010. As a result, the audited consolidated financial statements included in the originally filed Form 10-K should not be relied upon.

During the course of the review of the Company’s Form 10-Q for the period ended November 30, 2010, it was determined that the amount of compensation paid to the Company’s President reported in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010 is overstated due to the acquisition by the Company of Posh Cosmeceuticals Inc. (“Posh”) effective December 2009 and an inadvertent error in the accrual of compensation to which the President is entitled. Prior to the acquisition of Posh, the President of the Company was paid a salary of CDN$10,000 per month by Posh for acting as its President. Most of the compensation paid by Posh to the President was removed on the acquisition of Posh by the Company and contributed to the value assigned to Posh.  These amounts were inadvertently disclosed in the compensation paid to the Company’s President reported in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010. In addition, the President of the Company was paid approximately CDN$90,000 by the Company in the fiscal year ended May 31, 2010 that was inadvertently recorded as additional compensation expense for the fiscal year ended May 31, 2010 in the income statement of the Company.  These amounts should have been applied to the accrual of the annual salary of CDN$300,000 that the President of the Company is entitled to receive under an employment agreement dated May 2009. Similarly, in the three month period ended August 31, 2010, the President of the Company was paid CDN$57,500 that was inadvertently recorded as additional compensation expense for the three month period ended August 31, 2010 in the income statement of the Company for the same period.  These amounts should have been applied to the accrual of the annual salary of CDN$75,000 that the President of the Company was entitled to receive under an employment agreement dated May 2009.

In addition, this Form 10-K/A reflects an adjustment to the accounting of the convertible debenture issued by the Company in March 2010 as it was determined, during the course of the review of the Company’s Form 10-Q for the period ended November 30, 2010, that the beneficial conversion feature under the debenture is contingent upon the Company’s stock price and timing of any request for conversion of the debenture into shares of common stock of the Company by the holder, resulting in a beneficial conversion feature that may be realized in certain periods and not in others (at May 31, 2010, a beneficial conversion feature was calculated when none existed at the time). Further, it was determined that interest is to be charged on the full amount of the debenture regardless of the amount disbursed under the debenture.

Except as stated above, no other information has been changed from the originally filed Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

The Company has included new certifications of its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-K/A.

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

PART I

ITEM 1.  BUSINESS

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

ITEM 1A.  RISK FACTORS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE OTHER FINANCIAL INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS WILL DEPEND UPON A NUMBER OF FACTORS BEYOND OUR CONTROL AND COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD LOOKING STATEMENTS. SOME OF THESE FACTORS ARE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT.

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

Risks Related to our Business

Much of the information included in this report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Development of a product candidate requires substantial technical, financial and human resources. Our potential product candidates may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

●	the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials;

●	their failure to receive necessary regulatory approvals;

●	the existence of proprietary rights of third parties; or

●	the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

WE FACE COMPETITION FROM SEVERAL COMPANIES WITH GREATER FINANCIAL, PERSONNEL AND RESEARCH AND DEVELOPMENT RESOURCES THAN OURS

Our competitors are developing product candidates which could compete with those we may develop in the future. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products for any of the diseases that we target that:

●	are more effective;

●	have fewer or less severe adverse side effects;

●	are more adaptable to various modes of dosing;

●	are easier to store or transport;

●	are easier to administer; or

●	are less expensive than the product candidates we develop.

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

Our business prospects may depend on our ability to complete patient enrollment in clinical trials, to obtain satisfactory results in such clinical trials, to obtain required regulatory approvals and to successfully commercialize our products. Product development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our non-clinical studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a product candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or other regulatory body. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. Completion of any clinical trials we may commence, announcement of results of the trials and our ability to obtain regulatory approvals could be delayed for a variety of reasons, including:

●	lower than anticipated recruitment of medical centers to participate in clinical trials;

●	serious adverse events related to the products;

●	unsatisfactory results of any clinical trial; or

●	different interpretations of our preclinical and clinical data, which could initially lead to inconclusive results.

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

Conducting clinical trials is a lengthy, time-consuming, and expensive process, and the results of these trials are inherently uncertain. The time required to complete necessary clinical trials is often difficult, if not impossible, to predict. Our commencement and rates of completion of clinical trials may be delayed by many factors, including:

●	ineffectiveness of our product candidate or perceptions by physicians that the product candidate is not safe or effective for a particular indication;

●	inability to manufacture sufficient quantities of the product candidate for use in clinical trials;

●	delay or failure in obtaining approval of our clinical trial protocols from regulatory authorities or institutional review boards;

●	inability to adequately follow and monitor patients after treatment;

●	difficulty in managing multiple clinical sites;

●	unforeseen safety issues;

●	government or regulatory delays; and

●	clinical trial costs that are greater than we currently anticipate.

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

THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES MAY NOT BE PROFITABLE

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant sales, marketing, and manufacturing expenses in connection with the commercialization of our product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing, and marketing of any or all of our product candidates. Our future profitability will depend on many factors, including, but not limited to:

●	the cost and timing of developing a commercial scale manufacturing facility or the costs of outsourcing our manufacturing;

●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;

●	the costs of establishing sales, marketing, and distribution capabilities;

●	the effect of competing technological and market developments; and

●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

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

WE WILL REQUIRE CAPITAL IN ORDER TO PURSUE OUR PLAN OF OPERATION. IF WE ARE NOT ABLE TO OBTAIN FURTHER FINANCING, OUR BUSINESS OPERATIONS MAY FAIL

At May 31, 2010, we had a working capital of $(332,050).   The independent auditor’s report for the year ended May 31, 2010, includes an explanatory paragraph to their audit opinion stating that the Company had limited capital and suffered losses from operations and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern.  We have an operating cash flow deficit of $338,887 for the three months ending February 28, 2010, an operating cash flow deficit of $199,597 for the three months ending November 30, 2009, an operating cash flow deficit of $126,725 for the three months ending August 31, 2009, and for the year ended May 31, 2009, an operating cash flow deficit of $79,180. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries.  Therefore, we need additional funds to continue these operations.

WE HAVE A HISTORY OF LOSSES AND NO REVENUES, WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

From incorporation to May 31, 2010, we have incurred aggregate net losses of $2,261,923 from operations. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of technology development, the demand for our products, the level of competition and general economic conditions.

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

We have yet to establish any history of profitable operations.   We have incurred annual operating losses of $1,978,882, $173,259, and $65,168 respectively, during the past three fiscal years of operation.  As a result, at May 31, 2010 we had an accumulated deficit of $2,261,923.   We have incurred net losses from continuing operations of $173,259 and $65,168 for the fiscal years ending May 31, 2009 and May 31, 2008, respectively.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our products.  No assurances can be given when this will occur or that we will ever be profitable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

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

During the year ended May 31, 2010, our operating expenses totaled $1,978,882 compared to $173,259 for the year ended May 31, 2009. From April 25, 2006 to May 31, 2010, our total operating expenses were $2,287,524, including $519,273 in professional fees, $300,005 in general and administrative expenses, $762,216 in salaries and $169,078 in interest expense. We reported a loss from operations of $1,978,882 for the year ended May 31, 2010, compared to a loss from operations of $173,259 for the year ended May 31, 2009.

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

Liquidity and Capital Resources

We had cash of $1,045,958 and current liabilities of $1,441,198 as of May 31, 2010. We had working capital of $(332,050) as of May 31, 2010.

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

We incurred a net loss of $1,978,882 for the year ended May 31, 2010. As indicated below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. As such, we do not currently have sufficient cash to meet our operating expenses for the next twelve month period. We may attempt to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain funds required for our continued operation. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of an asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Website Development Costs

We capitalize website development costs in accordance with ASC 350 “Intangibles – Goodwill and Other”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

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

Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, we account for share-based payments using the fair value method.   Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosuresand improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Our previous Report of Independent Registered Public Accounting Firm, dated August 29, 2010, has been withdrawn and the financial statements have been revised. Please refer to Note 13 of financial statements.

/s/UHY LDMB Advisors Inc.
Chartered Accountants
Surrey, British Columbia, Canada

January 10, 2011

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets (Restated)
(Expressed in US Dollars)

	May 31, 2010 $	May 31, 2009 $
ASSETS	(Restated – Note 13)

Current Assets
Cash and cash equivalents	1,045,958	332,716
Accounts receivable	40,458	-
Prepaid expenses	5,127	15,892
Due from shareholders	13,525	-
Due from related party	4,080	-
	1,109,148	348,608

Property, Plant and Equipment
Laboratory equipment	141,748	3,769
Accumulated depreciation	(16,816)	(377)
Computer Hardware	12,394	-
Accumulated depreciation	(3,714)	-
Office furniture and fixtures	4,692	-
Accumulated depreciation	(2,647)	-
Office machines and equipment	550	-
Accumulated depreciation	(302)	-
	135,905	3,392

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(2,509)	(418)
Patents	53,093	-
Deferred finance charges (Note 6)	1,214,654	-
	1,267,747	2,091

Total Assets	2,512,800	354,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	350,150 276,653327	3,788
Accrued liabilities (Note 3)	623,340	67,063
Due to related party (Note 5)	-	1,499
Convertible debenture (Note 4)	467,708	-

	1,441,198	72,350
Commitments (Note 12)

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-
Common Stock: 196,000,000 shares authorized, $0.0001 par value 68,871,946 shares issued and outstanding (May 31, 2009 – 62,722,000 shares)	6,868	6,272
Additional Paid-In Capital	3,456,777	567,478

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	25,601	41,632

Deficit accumulated during the development stage	(4,891,644)	(2,807,641)

	1,071,602	281,741

Total Liabilities and Stockholders’ Equity	2,512,800	354,091

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Restated)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Year Ended	Year Ended	Year Ended	Year Ended	(Date of inception)
	May 31, 2010 $	May 31, 2009 $	May 31, 2008 $	May 31, 2007 $	to May 31, 2010 $
	(Restated – Note 13)				(Restated – Note 13)
Revenue	-	-	-	-	-

Expenses

Amortization	2,090	418	-	-	2,508
Depreciation	18,232	377	-	-	18,609
General and administrative	216,710	28,549	16,757	32,539	300,005
Interest expense	168,173	147	499	259	169,078
Professional fees:
Stock-based compensation	137,609	-	-	-	137,609
Incurred	240,243	61,542	47,912	28,376	381,664
Research and development	482,502	33,333	-	-	515,835
Salaries and wages:
Stock-based compensation	384,308	-	-	-	384,308
Incurred	329,015	48,893	-	-	377,908

Total Expenses	1,978,882	173,259	65,168	61,174	2,287,524

Net Loss	(1,978,882)	(173,259)	(65,168)	(61,174)	(2,287,524)

Other Comprehensive Income
Foreign currency translation adjustment	(16,031)	41,632	-	-	25,601

Comprehensive Loss	(1,994,914)	(131,627)	(65,168)	(61,174)	(2,261,923)

Net Loss Per Share – Basic and Diluted	-	-	-	-

Weighted Average Shares Outstanding	65,361,702	58,358,000	92,301,000	142,310,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Restated)
(Expressed in US Dollars)

					Accumulated from April 25, 2006
	Year Ended	Year Ended	Year Ended	Year Ended	(Date of inception)
	May 31, 2010 $	May 31, 2009 $	May 31, 2008 $	May 31, 2007 $	to May 31, 2010 $
	(Restated – Note 13)		(Reclassified)	(Reclassified)	(Restated – Note 13)
Operating Activities

Net loss	(1,994,914)	(131,627)	(65,168)	(61,174)	(2,261,923)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	5,250	9,000	9,000	24,000
Amortization	2,090	418	-	-	2,508
Depreciation	18,231	377	-	-	18,608
Amortization of deferred finance charges and debt discount	123,883	-	-	-	123,883
Stock based compensation	521,377	-	-	-	521,377

Change in operating assets and liabilities:
Accounts receivable	(7,806)	-	-	-	(7,806)
Prepaid expenses	17,842	(15,892)	-	-	1,950
Accounts payable and accrued liabilities	336,063	62,294	(4,993)	14,021	406,915

Net Cash Used In Operating Activities	(983,234)	(79,180)	(61,161)	(38,153)	(1,170,488)

Investing Activities

Cash acquired on investment in Posh	61,649	-	-	-	61,649
Purchase of equipment	(140,829)	(3,769)	-	-	(144,598)
Website development costs	-	(2,509)	-	-	(2,509)
Patents	(30,535)	-	-	-	(30,536)

Net Cash Used in Investing Activities	(109,715)	(6,278)	-	-	(115,994)
Financing Activities

Payment of share offering costs	-	-	-	(28,400)	(28,400)
Advances from (repayments to) shareholders	(13,525)	-	-	-	(13,525)
Advances from (repayments to) a related party	3,849	32,305	49,241	(958)	121,348
Proceeds from issuance of common stock	1,472,868	385,000	-	51,150	1,910,018
Proceeds from debenture payable	400,000	-	-	-	400,000
Proceeds (repayments) of loan payable	-	(4,857)	(1,293)	5,679	-
Deferred charges	(57,001)	-	-	-	(57,001)

Net Cash Provided by (Used In) Financing Activities	1,806,191	412,448	47,948	27,471	2,332,440

Increase (decrease) in Cash	713,242	326,990	(13,213)	(10,682)	1,045,958

Cash – Beginning of Period	332,716	5,726	18,939	29,621	-

Cash - End of Period	1,045,958	332,716	5,726	18.939	1.045,958

Supplemental Disclosures
Interest paid	-	184	499	219	902
Income taxes paid	-	-	-		-
Non-cash Financing Transactions
Common Stock Issued for shares of Posh	400	-	-	-	400
Shares issued in settlement of advances from related party	-	116,000	-	-	116,000
Shares issued for deferred finance costs	895,250				895,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Restated)
For the Period from April 25, 2006 (Date of Inception) to May 31, 2010
(Expressed in US Dollars)

	Common Stock		Additional		Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares #	Amount $	Paid-In Capital $	Donated Capital $	Income $	Stage $	Total $
Balance – May 31, 2007	154,322,000	15,432	8,318	9,750		(70,214)	(36,714)
Cancellation of shares	(93,800,000)	(9,380)	9,380	-	-		-
Donated services and rent	-	-	-	9,000	-	-	9,000
Net loss for the year	-	-	-	-	-	(65,168)	(65,168)
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	-	(135,382)	(92,882)
Donated services and rent	-	-	–	5,250	-	-	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000	-	-	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	-	-	-
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	-	-	-	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	384,846	-	-	-	385,000
Foreign currency translation adjustment	-	-	-	-	41,632	-	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	-	-	-	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	-	-	-	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	-	-	-	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	-	-	-	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	-	-	-	480,000
May 27, 2010 – Cashless exercise of warrants	191,613		-	-	-	-	-
Convertible debenture financing			1,231,983				1,231,983
Beneficial conversion feature related to convertible debenture	-	-	63,267	-	-		63,267
Foreign currency translation adjustment	-	-	-	-	(16,031)	-	(16,031)
Stock-based compensation	-	-	521,377	-	-	-	521,377
Net loss for the period	-	-	-	-	-	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13)	-	-	(400,000)	-	-	-	(400,000)
Adjustment to discount amortization (Note 13)	-	-	-	-	-	154,514	154,514
Adjustment to salary expense (Note 13)	-	-	-	-	-	85,429	85,429
Adjustment to interest expense (Note 13)	-	-	-	-	-	(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at May 31, 2010, the Company has never generated any significant revenue and has accumulated losses of $4,891,644 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

n)  Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, the Company accounts for share-based payments using the fair value method.  Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable

o)  Accounting Pronouncements

Adopted

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

Recently issued

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosuresand improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

3.   Accrued Liabilities

	May 31, 2010 $	May 31, 2009 $
	(Restated – Note 13)
Accrued interest	48,381	-
Professional fees	25,000	10,830
Research and development	30,833	33,333
Salaries	207,126	22,900
Accrued finance costs	312,000	-
	623,340	67,063

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

During the year ended May 31, 2010, the Company recorded amortization of the debt discount in the amount of$67,708 which was charged to interest expense.

	2010	2009
Principal amount of liability component	$533,333	$-
Unamortized discount	(65,625)	-
Net carrying amount	$467,708	$-

5.   Related Party Transactions

a)
During the twelve month period ended May 31, 2010, the President of the Company advanced $nil (2009 - $20,500) to the Company, was repaid $4,557 (2009 - $nil) by the Company and incurred $17,256 (2009 - $6,206) of expenses on behalf of the Company.   During the twelve month period ended May 31, 2010, the Company loaned the President $75,712, of which $64,825 has been repaid and of which $10,887 has been offset by expenses incurred by the President.  The balance of the loan, which bears no interest and can be offset by expenses the President incurs on behalf of the Company, was fully repaid by the President on May 26, 2010.  Included in Accrued Liabilities (see Note 3) are $207,126 for salaries owed to the President  of the Company.

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
$104,720

6.   Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture (“Debenture”) due March 18, 2014.  As part of the debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of company stock and also issued warrants to purchase 100,000 common shares as a finder’s fee.  These warrants were valued using the Black-Scholes model using the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yiel	0%

Based on this calculation $895,250 was recorded as a deferred financing cost.

The company also incurred direct cash costs relating to this financing of $57,000 which were also recorded as a deferred financing cost.

The deferred financing costs are being amortized over the term of the debt.

	2010	2009
Deferred financing costs	$952,250	$-
Accumulated amortization	(49,596)	-
Net carrying amount	902,654	-
Share purchase agreement commitmen fee (Note 8)	312,000	-
	$1,214,654	$-

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

a)  Deferred tax assets and liabilities

	May 31, 2010 $	May 31, 2009 $
Property and equipment	8,218	-
Intangible assets	878
Operating loss carry forwards	560,350	99,750
Valuation allowance	(569,446)	(99,750)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. Due to this, the Company has no income tax expense.

b)  Loss carry forwards

The Company has estimated accumulated non-capital losses of approximately $1,601,000 which will expire as follows:

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

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	2.85%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	253%
Expected dividend yiel	0.0%

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2010

13.   Restatement

Subsequent to the year end, the Company identified that the compensation expense for the President of theCompany for the year ended May 31, 2010 was overstated.  In addition, during the review of the financialstatements, the Company discovered that the accounting for the convertible debenture considered a beneficial conversion feature that was subsequently determined not to meet the criteria of a beneficial conversion feature.

The impact of these restatements on the 2010 financial statements was as follows:

	May 31, 2010
	As previously reported	Adjustment	As restated
Deficit	5,089,785	(198,141)	4,891,644
Convertible debenture	(222,223)	(245,485)	(467,708)
Accrued expenses	(666,966)	43,626	(623,340)
Additional paid up capital	(3,856,777)	400,000	(3,456,777)
Salary expense	414,984	(85,429)	329,555
Interest expense	280,885	(112,712)	168,173

14.   Subsequent Event

Subsequent to the year end, the Company:

●	Issued 163,226 common shares on the cashless exercise of 540,000 warrants
●	Issued 600,000 common shares to settle the commitment fee required under a share purchase agreement (Note 8)
●	Cancelled the agreement referenced to in Note 8 and Note 12 and consequently terminated all obligations owing under this agreement
●
Pursuant to the convertible debenture detailed in Note 4, the Company has allowed the investor to convert approximately $1,001,494 of the Debenture into 20,970,387 shares of the Company’s common stock.

●	The Company has entered into agreements with various consultants to provide services to the Company. As part of the agreements, the Company will issue 480,000 shares in lieu of services.
●
On July 16, 2010, the Company had an event of default under the terms of the debenture as described in Note 4.  The holder of the debenture waived the default, and in exchange, raised the interest rate on the debenture from 6% per annum to 9% per annum.

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

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to certain deficiencies in our internal controls over financial reporting as described below.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was not effective as of May 31, 2010 for the reasons described below.

During the course of the preparation of our financial statements for the period ended November 30, 2010, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2010, the following deficiencies were identified:

Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 require an audit adjustment to the accounting and disclosure of the compensation paid to our President in fiscal 2010. The amount of compensation paid to our President reported in our Annual Report on Form 10-K for the year ended May 31, 2010 is overstated due to our acquisition of Posh Cosmeceuticals Inc. effective December 2009 and an inadvertent error in the accrual of compensation to which our President is entitled. Similarly, the amount of compensation paid to our President reported in our Quarterly Report on Form 10-Q for the three months ended August 31, 2010 is overstated due to an inadvertent error in the accrual of compensation to which our President is entitled. Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 are being restated to reflect this adjustment.

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

Code of Ethics

On July 28, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

●	accountability for adherence to the Code of Ethics and Business Conduct.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari,	2010	282,150	0	0	384,308	0	0	0	666,458
CEO (1)	2009	33,138	0	0	0	0	0	0	33,138

Audrey Lew,	2010	15,646	0	0	27,414	0	0	0	43,060
CFO (2)	2009	3,102	0	0	0	0	0	0	3,102

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

Name and Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari,	2010	282,150	0	0	384,308	0	0	0	666,458
CEO	2009	33,138	0	0	0	0	0	0	33,138

David Filer	2010	0	0	0	54,827	0	0	7,000	61,827
Director	2009	0	0	0	0	0	0	0	0

Christian Bezy	2010	0	0	0	54,827	0	0	0	54,827
Director	2009	0	0	0	0	0	0	0	0

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

During the twelve month period ended May 31, 2010, our president advanced $nil (2009 - $20,500) to our company, was repaid $4,557 (2009 - $nil) by the Company and incurred $17,256 (2009 - $6,206) of expenses on behalf of our company.   During the twelve month period ended May 31, 2010, the Company loaned the President $75,712, of which $64,825 has been repaid and of which $10,887 has been offset by expenses incurred by the President.  The balance of the loan, which bears no interest and can be offset by expenses the President incurs on behalf of the Company, was fully repaid by the President on May 26, 2010. An aggregate of $207,126 has been accrued for salaries owed to the President.

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

The board is also responsible for:

●	selecting and assessing members of the board;

●
choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

●	reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

●	adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

●	ensuring the integrity of our company’s internal control and management information systems;

●	approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

●	reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

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

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit Fees and Audit Related Fees	$47,266	$18,144
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$47,266	$18,144

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

Dated: February 8, 2011	By:	/s/ Hassan Salari
Hassan Salari
Chief Executive Officer
(Principal Executive Officer)

Dated: February 8, 2011	By:	/s/ Audrey Lew
Audrey Lew
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 8, 2011	By:	/s/ Hassan Salari
Hassan Salari
President, Secretary, Treasurer,
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 8, 2011	By:	/s/ Audrey Lew
Audrey Lew
(Principal Financial Officer and Principal Accounting Officer)

Dated: February 8, 2011	By:	/s/ Dr. David Filer
Dr. David Filer
Director

	By:	/s/ Christian Bezy
Christian Bezy
Director