Form 10-Q/A
period 2010-08-31
GLOBAL HEALTH VENTURES INC.
filed 2011-03-01
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the three months ended August 31, 2010 filed by Global Health Ventures Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on October 15, 2010 and restates its unaudited consolidated financial statements for the three months ended August 31, 2010, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the compensation paid to the Company’s President in fiscal 2010, as well as the accounting related to the convertible debenture issued by the Company in March 2010. As a result, the unaudited consolidated financial statements included in the originally filed Form 10-Q should not be relied upon.

During the course of the review of the Company’s Form 10-Q for the period ended November 30, 2010, it was determined that there was an inadvertent error in the accrual of compensation to which the President is entitled that was reported in the Form 10-Q for the three months ended August 31, 2010. In the three month period ended August 31, 2010, the President of the Company was paid CDN$57,500 that was inadvertently recorded as additional compensation expense for the three month period ended August 31, 2010 in the income statement of the Company for the same period.  This amount should have been applied to the accrual of the annual salary of CDN$300,000 that the President of the Company was entitled to receive under an employment agreement dated May 2009.

In addition, this Form 10-Q/A reflects an adjustment to the accounting of the convertible debenture issued by the Company in March 2010 as it was determined, during the course of the review of the Company’s Form 10-Q for the period ended November 30, 2010, that the beneficial conversion feature under the debenture is contingent upon the Company’s stock price and timing of any request for conversion of the debenture into shares of common stock of the Company by the holder, resulting in a beneficial conversion feature that may be realized in certain periods and not in others (at August 31, 2010, a beneficial conversion feature was calculated when none existed at the time). Further, it was determined that interest is to be charged on the full amount of the debenture regardless of the amount disbursed under the debenture.

Except as stated above, no other information has been changed from the originally filed Form 10-Q and this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.

The Company has included new certifications of its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Interim Consolidated Financial Statements

GLOBAL HEALTH VENTURES INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 (RESTATED)
(Expressed in U.S. Dollars)

(Unaudited)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	August 31,	May 31,
	2010	2010
	(Restated)	(Restated)
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	741,422	1,045,958
Accounts receivable	17,279	40,458
Prepaid expenses	4,307	5,127
Due from shareholders	22,609	13,525
Due from related party	3,992	4,080
	789,609	1,109,148

Property, Plant and Equipment
Laboratory equipment	126,633	141,748
Accumulated depreciation	(21,829)	(16,816)
Computer hardware	12,333	12,394
Accumulated depreciation	(4,930)	(3,714)
Office furniture and fixtures	5,432	4,692
Accumulated depreciation	(2,981)	(2,647)
Office machines and equipment	541	550
Accumulated depreciation	(342)	(302)
	114,857	135,905

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization – website development costs	(2,509)	(2,509)
Patents	63,058	53,093
Deferred finance charges (Note 6)	843,138	1,214,654
	906,196	1,267,747

Total Assets	1,810,662	2,512,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	299,112	350,150
Accrued liabilities (Note 3)	450,252	623,340
Convertible debenture (Note 4)	505,647	467,708

	1,255,011	1,441,198

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-

Common Stock: 196,000,000 shares authorized, $0.0001 par value 69,635,172 shares issued and outstanding (May 31, 2010 – 68,871,946 shares)	6,928	6,868

Additional Paid-In Capital	3,563,167	3,456,777

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	28,494	25,601

Deficit accumulated during the development stage	(5,516,938)	(4,891,644)

	555,651	1,071,602

Total Liabilities and Stockholders’ Equity	1,810,662	2,512,800

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	(Date of inception)
	August 31, 2010	August 31, 2009	to August 31, 2010
	(Restated) $	$	(Restated) $
Revenue	–	–	–

Expenses

Amortization	–	627	2,508
Depreciation	6,749	252	25,358
General and administrative	50,121	31,563	350,128
Interest expense	178,286	–	347,364
Professional fees:
Stock-based compensation	41,994	2,468	179,603
Incurred	33,794	14,118	415,458
Research and development	155,445	93,337	671,280
Salaries and wages:
Stock-based compensation	124,456	30,554	508,765
Incurred	94,449	84,140	472,356

Total Expenses	685,294	257,059	2,972,820

Net Loss Before Other Income or Expense	(685,294)	(257,059)	(2,972,820)

Other Income or Expense
Gain on settlement of payable (Note 8)	60,000	–	60,000

Net Loss	(625,294)	(257,059)	(2,912,820)

Other Comprehensive Income
Foreign currency translation adjustment	2,893	(4,323)	28,494

Comprehensive Loss	(622,401)	(261,382)	(2,884,326)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding Weighted Average Shares Outstanding	69,635,172	62,722,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Three Months Ended	Three Months Ended	(Date of inception)
	August 31, 2010	August 31, 2009	to August 31, 2010
	(Restated) $	$	(Restated) $

Operating Activities

Comprehensive loss	(622,401)	(261,382)	(2,884,326)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	24,000
Amortization	-	627	9,257
Depreciation	6,749	252	18,608
Gain on settlement of payable	(60,000)	-	(60,000)
Amortization of deferred finance charges and debt discount	97,455	-	221,338
Stock based compensation	166,450	42,896	687,828

Change in operating assets and liabilities:
Accounts receivable	23,179	-	15,373
Prepaid expenses	820	5,092	2,770
Accounts payable and accrued liabilities	87,874	80,731	494,790

Net Cash Used In Operating Activities	(299,874)	(131,784)	(1,470,362)

Investing Activities

Cash acquired on investment in Posh	-	-	61,649
Credit on purchased capital assets	15,000	-	15,000
Capital assets purchased	(701)	(1,979)	(145,299)
Website development costs	-	-	(2,509)
Patents	(9,965)	-	(40,501)

Net Cash Used in Investing Activities	4,334	(1,979)	(111,660)

Financing Activities

Payment of share offering costs	-	-	(28,400)
Advances from (repayments to) shareholders	(9,084)	-	(22,609)
Advances from (repayments to) a related party	88	5,059	121,436
Proceeds from issuance of common stock	-	-	1,910,018
Proceeds from debenture payable	-	-	400,000
Finance fees on debenture payable	-	-	(57,001)

Net Cash Provided by (Used In) Financing Activities	(8,996)	5,059	2,322,973

Increase (decrease) in Cash	(304,536)	(128,704)	741,422

Cash – Beginning of Period	1,045,958	332,716	-

Cash - End of Period	741,422	204,012	741,422
Supplemental Disclosures
Interest paid	-	-	902
Income taxes paid	-	-	-

Non-cash Financing Transactions
Payable settled with common shares	312,000	-	-
Common stock issued for shares of Posh	-	-	400
Shares issued in settlement of advances from related party	-	-	116,000
Shares issued for deferred finance costs	252,000	-	1,147,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Expressed in US Dollars)

	CommonStock				Accumulated Other	Deficit Accumulated During the
	Shares	Amount	Additional Paid-In Capital	Donated Capital	Comprehensive Income	Development Stage	Total
			(restated)			(restated)	(restated)
	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	–	–	–	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	41,632	–	41,632
Net loss for the year						(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	–	–	–	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	–	–	–	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–
Convertible debenture financing	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13 )	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization (Note 13	–	–	–	–	–	154,514	154,514
Adjustment to salary expense (Note 13)	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense (Note 13)						(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	251,940				252,000
Share issuance costs	–	–	(312,000)				(312,000)
Cashless exercise of warrants	163,226	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	2,893	–	2,893
Stock-based compensation	–	–	166,450	–	–	–	166,450
Net loss for the period	–	–	–	–	–	(625,294)	(625,294)
Balance – August 31, 2010	69,635,172	6,928	3,563,167	2,474,000	28,494	(5,516,938)	555,651

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at August 31, 2010, the Company has never generated any significant revenue and has accumulated losses of $5,516,938 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.  Accrued Liabilities

	August 31, 2010 (restated) $	May 31, 2010 (restated) $
Accrued interest	128,491	48,381
Professional fees	25,000	25,000
Research and development	80,833	30,833
Salaries	215,928	207,126
Accrued finance costs	-	312,000
	450,252	623,340

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

During the three month period ended August 31, 2010, the Company recorded amortization of the debt discount in the amount of $37,940 which was charged to interest expense.

	August 31, 2010	May 31, 2010
Principal amount of liability component	$533,333	$533,333
Unamortized discount	(27,685)	(65,625)
Net carrying amount	$505,648	$467,708

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

6.  Deferred Financing Costs (continued)

The company also incurred direct cash costs relating to this financing of a total of $57,000 which were also recorded as deferred financing costs.

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

a)  Deferred tax assets and liabilities

	August 31, 2010 $	May 31, 2010 $
Property and equipment	8,218	8,218
Intangible assets	878	878
Operating loss carry forwards	779,100	560,350
Valuation allowance	(788,196)	(569,446)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)  Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $2,226,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,316,000
2031	625,000
$2,226,000

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

On August 14, 2010, the agreement was cancelled and the commitment fee of $312,000 was written off to share issue costs.

9.  Warrants
 A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2010	4,118,333	$0.68
Granted during 3 months ending August 31, 2010	-	-
Exercised July 14, 2010	(460,000)	(0.40)
Warrants outstanding at August 31, 2010	3,658,333	$0.72

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

12.  Restatement of prior year

Subsequent to the quarter end, the Company identified that the compensation expense for the President of the Company for the three month period ended August 31, 2010 was overstated.  In addition, during the review of the financial statements, the Company discovered that the accounting for the convertible debenture considered a beneficial conversion feature that was subsequently determined not to meet the criteria of a beneficial conversion feature.

The impact of these restatements on the 2010 financial statements was as follows:

	August 31, 2010
	As previously reported	Adjustment	As restated
Deficit	5,927,087	(410,149)	5,516,938
Convertible debenture	(488,890)	(16,757)	(505,647)
Accrued expenses	(477,159)	26,907	(450,252)
Additional paid up capital	(3,963,167)	400,000	(3,563,167)
Salary expense incurred	149,659	(55,210)	94,449
Interest expense	335,083	(156,797)	178,286

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
August 31, 2010

13.  Subsequent events

Pursuant to the convertible debenture detailed in Note 4, the Company has allowed the investor to convert approximately $1,001,494 of the Debenture into 20,970,387 shares of the Company’s common stock, subsequent to the quarter end.  In accordance with the terms of the convertible debenture in Note 4, the Company also received five ‘investor notes’ with a contributed value of $250,000 and face value of $333,333 for each of the five months in the period between October 2010 and February 2011.

The Company has entered into agreements with various consultants to provide services to the Company.  As part of the agreements, the Company will issue 480,000 shares in lieu of services, and is committed to pay $5,000 per month for a period of six months commencing January 1, 2011.

On September 2, 2010, the Company had an event of default under the terms of the debenture.  The holder of the debenture waived the default, and in exchange, raised the interest rate on the debenture from 9% per annum to 12% per annum and negotiated a 10% discount on the market price as defined under the agreement for all conversions of the debenture into common stock.

On January 14, 2011, 132,085 share purchase warrants were exercised using a cashless provision, for 5,500,019 common shares.

On January 27, 2011, 126,646 share purchase warrants were exercised using a cashless provision, for 6,000,000 common shares.

On February 10, 2011, 143,590 share purchase warrants were exercised using a cashless provision, for 7,000,013 common shares.

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

See our annual report on Form 10-K/A for the year ended May 31, 2010 filed with the SEC for more information.

We anticipate we will require approximately $1,300,000 to pursue our plan of operations for the next 12 months. As at August 31, 2010, we had $741,422 in cash and a working capital deficit of $465,402 and will require substantial additional financing to pursue our plan of operations. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation, on terms acceptable to us or at all. If we are unable to obtain the financing required, we may have to curtail our business plans, and our business may fail.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2010 should be read in conjunction with our interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K/A for the year ended May 31, 2010 filed with the SEC.

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

Expenses

During the three months ended August 31, 2010, our operating expenses totaled $685,294, including $75,788 in professional fees, $50,121 in general and administrative expenses, $218,905 in salaries and $178,286 in interest expense. During the three months ended August 31, 2009, our operating expenses totalled $257,059, including $16,586 in professional fees, $31,563 in general and administrative expenses and $114,694 in salaries. Operating expenses increased primarily due to an increase in our operations.

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

We reported a loss from operations of $685,294 for the three months ended August 31, 2010, compared to a loss from operations of $257,059 for the three months ended August 31, 2009.

Net Loss

We incurred a net loss of $625,294 for the three months ended August 31, 2010, compared to $257,059 for the three months ended August 31, 2009.

Liquidity and Capital Resources

We had cash of $741,422 and a working capital deficit of $465,402 as of August 31, 2010, compared to cash of $204,012 and working capital of $56,672 as of August 31, 2009.

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

Cash Flow Provided by Financing Activities

Financing activities used cash of $8,996 for the three months ended August 31, 2010 compared to providing cash of $5,059 for the three months ended August 31, 2009. The decrease in financing activities was primarily due to repayments made to shareholders.

We anticipate we will require approximately $1,300,000 to pursue our plan of operations over the next 12 months. We had cash of $741,422 and a working capital deficit of $465,402 as of August 31, 2010. We intend to raise additional funds through the sale of our equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation, upon terms acceptable to us or at all. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

During the course of the preparation of our financial statements for the period ended November 30, 2010, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2010, the following deficiencies were identified:

Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 require an adjustment to the accounting and disclosure of the compensation paid to our President in fiscal 2010. The amount of compensation paid to our President reported in our Annual Report on Form 10-K for the year ended May 31, 2010 is overstated due to our acquisition of Posh Cosmeceuticals Inc. effective December 2009 and an inadvertent error in the accrual of compensation to which our President is entitled. Similarly, the amount of compensation paid to our President reported in our Quarterly Report on Form 10-Q for the three months ended August 31, 2010 is overstated due to an inadvertent error in the accrual of compensation to which our President is entitled. Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 are being restated to reflect this adjustment.

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2010, the following additional deficiencies were identified:

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2011		GLOBAL HEALTH VENTURES INC.

	By:	/s/ Hassan Salari
Hassan Salari
Chief Executive Officer