Form 10-Q
period 2011-02-28
GLOBAL HEALTH VENTURES INC.
filed 2011-04-18
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

As of April 15, 2011, there were 143,483,192 shares of common stock of the registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Interim Consolidated Financial Statements

GLOBAL HEALTH VENTURES INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2011
(Expressed in U.S. Dollars)

(Unaudited)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	February 28,	May 31,
	2011	2010
	(unaudited)	(restated)
		(Note 12)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1,142,104	1,045,958
Accounts receivable	40,530	40,458
Prepaid expenses	3,140	5,127
Due from shareholders	–	13,525
Due from related party	–	4,080
	1,185,774	1,109,148

Property, Plant and Equipment
Laboratory equipment	179,080	141,748
Accumulated depreciation	(38,565)	(16,816)
Computer hardware	13,412	12,394
Accumulated depreciation	(6,954)	(3,714)
Office furniture and fixtures	5,792	4,692
Accumulated depreciation	(3,227)	(2,647)
Office machines and equipment	593	550
Accumulated depreciation	(366)	(302)
	149,765	135,905

Intangible Assets
Website development costs	2,509	2,509
Accumulated amortization	(2,509)	(2,509)
Patents	55,451	53,093
Deferred finance charges (Note 6)	777,422	1,214,654
	832,873	1,267,747

Total Assets	2,168,412	2,512,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	299,488	350,150
Accrued liabilities (Note 3)	558,575	623,340
Convertible debenture (Note 4)	883,301	467,708
Due to shareholders	586	–

	1,741,950	1,441,198

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	–	–
Common Stock: 196,000,000 shares authorized, $0.0001 par value 109,585,591 shares issued and outstanding (May 31, 2010 – 68,871,946 shares)	10,923	6,868

Additional Paid-In Capital	5,399,283	3,456,777

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	13,306	25,601

Deficit accumulated during the development stage	(7,471,050)	(4,891,644)

	426,462	1,071,602

Total Liabilities and Stockholders’ Equity	2,168,412	2,512,800

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	Three Months Ended February 28, 2011 $	Three Months Ended February 28, 2010 $	Nine Months Ended February 28, 2011 $	Nine Months Ended February 28, 2010 $	Accumulated from April 25, 2006 (Date of inception) to February 28, 2011 $
Revenue	–	–	–	–	–

Expenses

Amortization	–	627	–	1,882	2,508
Depreciation	9,705	6,281	25,027	6,936	43,636
General and administrative	99,198	122,547	221,107	271,335	521,112
Professional fees:
Stock-based compensation	6,556	8,273	100,262	19,014	237,871
Incurred	24,507	21,058	143,760	52,624	525,424
Research and development	192,244	149,477	492,269	329,061	1,008,104
Salaries and wages:
Stock-based compensation	36,055	113,820	318,105	259,478	701,873
Incurred	96,282	112,802	281,047	275,355	659,495
Write-off of licensing costs	–	–	9,769	–	9,769

Total Expenses	464,547	534,885	1,591,346	1,215,685	3,709,792

Net Loss Before Other Income or Expense	(464,547)	(534,885)	(1,591,346)	(1,215,685)	(3,709,792)

Other Income or Expense
Gain on settlement of payable (Note 8)	–	–	60,000	–	60,000
Interest expense	(529,274)	–	(1,048,059)	–	(1,217,137)

Total Other Income or Expense	(529,274)	–	(988,059)	–	(1,157,137)

Net Loss	(993,821)	(534,885)	(2,579,405)	(1,215,685)	(4,866,929)

Other Comprehensive Income
Foreign currency translation adjustment	(9,464)	(7,674)	(12,295)	(11,954)	13,306

Comprehensive Loss	(1,003,285)	(542,559)	(2,591,700)	(1,227,639)	(4,853,623)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	76,703,160	64,403,074	76,703,160	64,403,074	76,703,160

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	Three Months Ended February 28, 2011 $	Three Months Ended February 28, 2010 $	Nine Months Ended February 28, 2011 $	Nine Months Ended February 28, 2010 $	Accumulated from April 25, 2006 (Date of inception) to February 28, 2011 $
Operating Activities

Comprehensive loss	(1,003,285)	(533,263)	(2,591,700)	(1,218,343)	(4,853,623)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	–	–	–	–	24,000
Amortization	–	627	–	1,882	2,508
Depreciation	9,705	6,119	25,028	6,774	43,636
Write-off of licensing costs	–		9,769		9,769
Gain on settlement of payable	–	–	(60,000)	–	(60,000)
Amortization of deferred finance charges and debt discount	454,673	–	775,131	–	899,015
Stock based compensation and share payments	42,611	155,187	418,367	354,551	939,744

Change in operating assets and liabilities:
Accounts receivable	(9,406)	(5,202)	(72)	(8,587)	(7,878)
Prepaid expenses	3,199	(2,905)	1,987	1,757	3,937
Accounts payable and accrued liabilities	107,683	40,550	357,932	188,690	764,846

Net Cash Used In Operating Activities	(394,820)	(338,887)	(1,063,558)	(673,276)	(2,234,046)

Investing Activities

Cash acquired on investment in Posh	–	42,849	–	42,849	61,649
Credit on purchased capital assets		–	15,000	–	15,000
Capital assets purchased	(32,708)	(51,697)	(53,887)	(60,429)	(198,485)
Website development costs	–	–	–	–	(2,509)
Licenses and patents	(1,337)	(239)	(12,127)	(514)	(42,662)

Net Cash Used in Investing Activities	(34,045)	(9,087)	(51,014)	(18,094)	(167,007)

Financing Activities

Payment of share offering costs	–	–	–	–	(28,400)
Advances from (repayments to) shareholders	586	66,505	14,110	43,385	585
Advances from (repayments to) a related party	–	(32,686)	4,080	(1,499)	125,428
Proceeds from issuance of common stock	–	400,000	–	1,000,000	1,910,018
Proceeds from debenture payable	750,000	–	1,250,000	–	1,650,000
Finance fees on debenture payable	(31,585)	–	(57,473)	–	(114,474)

Net Cash Provided by (Used In) Financing Activities	719,001	433,819	1,210,717	1,041,886	3,543,157

Increase (decrease) in Cash	290,137	85,845	96,146	350,516	1,142,104

Cash – Beginning of Period	851,967	597,387	1,045,958	332,716	–

Cash - End of Period	1,142,104	683,232	1,142,104	683,232	1,142,104

Supplemental Disclosures
Interest paid	–	–	–	–	902
Income taxes paid	–	–	–	–	–

Non-cash Financing Transactions
Payable settled with common shares	12,500	–	343,600	–	343,600
Common stock issued for shares of Posh	–	400	–	400	400
Shares issued in settlement of advances from related party	–	–	–	–	116,000
Shares issued in partial settlement of debenture payable	359,519	–	1,001,494	–	1,001,494
Shares issued for deferred finance costs	–	–	252,000	–	1,147,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Expressed in US Dollars)

	Common Stock		Additional Paid-In		Accumulated Other	Deficit Accumulated During the Development
			Capital	Donated	Comprehensive	Stage	Total
	Shares	Amount	(restated)	Capital	Income	(restated)	(restated)
	#	$	$	$	$	$	$
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	–	–	–	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	–	–	–	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–
Convertible debenture financing	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13)	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization (Note 13)	–	–	–	–	–	154,514	154,514
Adjustment to salary expense (Note 13)	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense (Note 13)						(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	251,940				252,000
Share issuance costs	–	–	(312,000)				(312,000)
Oct 4, 2010 - common shares issued for services	230,000	23	19,077	–	–	–	19,100
Jan 1, 2011 - common shares issued for services	250,000	25	12,475	–	–	–	12,500
Cashless exercise of warrants	163,226	–	–	–	–	–	–
Common shares for note conversion	20,970,387	2,097	944,709	–	–	–	946,806
Beneficial conversion feature related to convertible debenture	–	–	609,788	–	–	–	609,788
Cashless exercise of warrants related to convertible debenture	18,500,032	1,850	(1,850)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	(12,295)	–	(12,295)
Stock-based compensation	–	–	418,367	–	–	–	418,367
Net loss for the period	–	–	–	–	–	(2,579,406)	(2,579,406)
Balance – February 28, 2011	109,585,591	10,923	5,399,283	2,474,000	13,306	(7,471,050)	426,462

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at February 28, 2011, the Company has never generated any significant revenue and has accumulated losses of $7,471,050               since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
February 28, 2011

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
February 28, 2011

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

n)  Research and development costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at February 28, 2011 and 2010.

o)  Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, the Company accounts for share-based payments using the fair value method.  Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

3.   Accrued Liabilities

	February 28, 2011 $	May 31, 2010 (restated) $
Accrued interest	188,967	48,381
Professional fees	5,000	25,000
Research and development	86,095	30,833
Salaries	259,419	207,126
Accrued finance costs	–	312,000
Other	19,094	–
	558,575	623,340

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

Beginning six months from the closing date, the lender may require the Company to repay the principal amount and accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the debenture agreement.  The lender is not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the debenture.  In September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the debenture agreement.

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
February 28, 2011

4.   Convertible Debenture (continued)

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

In connection with the issuance of the debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees.  Additional cash costs for commissions of $57,473 were incurred in the nine month period ending February 28, 2011.  These costs are being amortized and are recorded as interest expense through March 18, 2014, the maturity date of the debenture.

The Company has separately accounted for the liability and equity components of the convertible debenture by allocating the proceeds from the issuance of the debenture between the liability component and the beneficial conversion option, or equity component.  Based on this calculation, $609,788 has been allocated to the equity component to date.  During the nine month period ended February 28, 2011, the Company recorded amortization of the debt discount in the amount of $402,179 which was charged to interest expense.

	February 28, 2011	May 31, 2010
Principal amount of liability component	$2,199,998	$533,333
Amount converted to common shares	(866,666)	-
Unamortized discount	(450,031)	(65,625)
Net carrying amount	$883,301	$467,708

For the nine month period ending February 28, 2011, the lender converted $1,001,494 of the debenture, including principal and interest, into 20,970,387 shares of the Company’s stock.  For the nine month period ending February 28, 2011, the lender elected to exercise 402,321 share purchase warrants attached to the debenture to purchase 18,500,032 shares of the Company’s stock using a cashless provision.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

5.   Related Party Transactions

a)
During the nine month period ended February 28, 2011, the President of the Company advanced $nil (2010 - $nil) to the Company, was repaid $nil (2010 - nil) by the Company and incurred $2,330 (2010 - $12,424) of expenses on behalf of the Company.

b)	During the nine month period ended February 28, 2011, the Company paid $17,661 (2010 - $17,005) to a Company related to the President for rent of laboratory space.

c)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by 2 individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $383,333 in research costs have been accrued under this agreement, of which $350,000 has been paid to Globe.

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

To date, the company has also incurred direct cash costs relating to this financing of a total of $114,473 which have also been recorded as deferred financing costs.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

6.   Deferred Financing Costs (continued)

The deferred financing costs are being amortized over the term of the debt.

	February 28, 2011	May 31, 2010
Deferred financing costs	$1,009,723	$952,250
Accumulated amortization	(232,301)	(49,596)
Net carrying amount	777,422	902,654

Share purchase agreement commitment fee (Note 8)	312,000	312,000
Write-off of commitment fee (Note 8)	(312,000)	-
	-	312,000
	$777,422	$1,214,654

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

a)  Deferred tax assets and liabilities

	February 28, 2011 $	May 31, 2010 $
Property and equipment	8,218	8,218
Intangible assets	878	878
Operating loss carry forwards	1,109,100	630,350
Valuation allowance	(1,118,196)	(639,446)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)  Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $3,697,000 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,316,000
2031	2,096,000
$3,697,000

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

8.   Share Purchase Agreement

Pursuant to a Purchase Agreement dated May 28, 2010 and a Registration Rights Agreement dated May 28, 2010 with Lincoln Park Capital Fund, LLC (“LPC”), the Company could have sold to LPC up to $20,000,000 of its common stock over a thirty month period.  As part of this agreement, the Company was required to issue 600,000 shares of its stock to LPC as a commitment fee for entering into the Purchase Agreement.  The fee was recorded as a payable at May 31, 2010 of $312,000 based on the fair market price of the stock of $0.52.

On June 15, 2010, the shares were issued.  The fair market value of the stock on the date of issuance was $0.42, resulting in a gain on the settlement of the payable of $60,000.

On August 14, 2010, the agreement was cancelled and the commitment fee of $312,000 was written off to share issue costs.

9.   Warrants

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2010	4,918,333	$0.68
Expired	(1,000,000)	-
Exercised	(862,321)	-
Warrants outstanding at February 28, 2011	3,056,012	$0.94

10.   Stock Options

On June 29, 2009, the Company granted 2,000,000 options to directors and officers of the Company.  On November 12, 2010, the Company cancelled these options and reissued 5,200,000 options to directors and officers of the Company.  Pursuant to ASC 718-20-35-8, cancellations with concurrent grants of replacement awards are to be treated as a modification of the terms of the cancelled award.  As a result, compensation costs recorded in the quarter include the compensation cost of the original award and the incremental cost resulting from the modification.

For the nine months ending February 28, 2011, the fair value of the options of $418,367 has been expensed and 728,000 of the options are exercisable.

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2010	2,000,000	$0.70
Granted	5,200,000	$0.07
Expired	(2,000,000)	(0.70)
Options outstanding at February 28, 2011	5,200,000	$0.07

The Company has estimated the fair value of each option on the date of grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

Risk-free interest rate	2.36%
Expected life of options	5-10 years
Expected volatility in the market price of the shares	205%
Expected dividend yield	0.0%

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

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

12.   Restatement of prior year

During the quarter ending November 30, 2010, the Company identified that the compensation expense for the President of the Company for the year ended May 31, 2010 was overstated.  In addition, during the review of the financial statements, the Company discovered that the accounting for the convertible debenture considered a beneficial conversion feature in error.

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
February 28, 2011

13.   Subsequent Events

In accordance with the terms of the Debenture detailed in Note 4, the Company has received two ‘investor notes’ with a contributed value of $250,000 and face value of $333,333 subsequent to the quarter end.

On March 2, 2011, 164,103 share purchase warrants were exercised using a cashless provision, for 8,000,021 common shares.

On March 16, 2011, 133,334 share purchase warrants were exercised using a cashless provision, for 6,500,033 common shares.

On March 23, 2011, 147,989 share purchase warrants were exercised using a cashless provision, for 7,000,023 common shares.

On March 28, 2011, 124,334 share purchase warrants were exercised using a cashless provision, for 6,000,039 common shares.

On March 31, 2011, 133,910 share purchase warrants were exercised using a cashless provision, for 6,397,485 common shares.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

As used in this report, the terms "we", "us", "our", and the “Company" mean Global Health Ventures Inc. and its subsidiaries, unless the context requires otherwise; and all dollar amounts in this report refer to U.S. dollars unless otherwise indicated.

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

Overview of Our Business

We are a specialty pharmaceutical company that develops advanced next generation drugs to displace current “blockbuster” drugs upon their loss of patent protection. The core strength of Global Health is its exclusive access to Sublingual Platform Technology.  This technology provides the foundation to design unique pharmaceuticals with properties that result in a market advantage through faster onset of action, increased availability, lower dosage, improved safety, fewer or less severe side effects, reduced dosing regiments, safer systems, taste masking and others. We believe these advantages will enable our new products to establish themselves quickly in the market by displacing existing products in a relatively short period of time. Our lifestyle products are related to male sexual enhancement, anti-addiction and energy boosters.  Our therapeutic products are related to weight loss and pulmonary disease management.  We work with products that are already approved by the FDA, but require better or faster absorption. We also plan to reformulate existing products that currently have considerable side effects when manufactured with their current chemical formulation. We intend to develop these new products internally or license them from other pharmaceutical companies. We expect to have several products under development and we plan to bring them to the stages of partnership and co-marketing. Our most advanced product (X-Excite) has been contracted out to a manufacturing company in Romania to produce exclusively for the European market. The product has been manufactured and was sent to a hospital in Bulgaria for human clinical trials. The clinical trials are supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom.

We are a multi-product company. Our current portfolio of products includes:

1.	X-Excite (male sexual enhancement drug)
2.	Relax-B (anti-stress drug)
3.	Nico-Z (nicotine replacement product)
4.	V-Energy (energy booster product)
5.	T-Slim (appetite suppressor drug)
6.	POS001 (growth of hair follicles product)
7.	POS002 (treatment of cellulite product)

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

Relax-B

This product utilizes Propranolol as its active ingredient. Propranolol is an FDA approved drug for hypertension and anxiety attack prescribed worldwide. When it is used at a low dose, the product has a relaxant property and can reduce stress and anxiety. We have formulated Propranolol to absorb sublingually and have used taste masking products to reduce the taste. Our plan is to develop this product once further financing is secured.

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

POS001

This product is a growth factor which is believed to help the growth of hair follicles. We shall develop the product for hair growth.

POS002

This is an analog of Vitamin K2 which is designed for treatment of cellulite. We shall develop this product once all of our other products are developed.

Our primary research has been focused on the development of our new formulation of drug delivery technology. We continue to improve the drug bioavailability and formulations to maximize absorption. During the next twelve months, we intend to work on the formulation of our drugs, including the study and investigation of the rate of blood absorption into the blood stream. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug availability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration.

The following sets forth information relating to the stage of development of our products:

Product	Stage of Development	Approximate Date for Marketing
X-Excite	Clinical Phase I	2013
Relax-B	Filing for Phase I	2014
Nico-Z	Research	2016
V-Energy	Research	2016
T-Slim	Research	2016
POS001	Research	2018
POS002	Research	2018

X-Excite is our most advanced product and has been contracted out to a manufacturing company in Romania to produce exclusively for the European market. The product was manufactured in accordance with European regulatory guidelines and was sent to a hospital in Bulgaria for Phase I human clinical trials. The clinical trials were supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom. The data from the clinical trials met our expectations and we plan to proceed with Phase II trials in 2011. Phase III clinical trials of X-Excite are planned for 2012. We do not anticipate any hindrances to the progress of this product.

We have filed with regulatory bodies in Europe to conduct Phase I clinical trial for Relax-B and are awaiting the required approval in that regard. Our remaining products are in the early stages of development and we are conducting research for their development.

Plan of Operations

Our plan of operations over the next 12 months is to work on the formulation of our drugs. We anticipate we will require approximately $1.3 million to pursue our plans over the next 12 months. We had cash and cash equivalents of $1,142,104 and a working capital deficit of $556,176 as of February 28, 2011. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them, and you could lose your entire investment. Our expenditures for the next twelve months include:

Description	Cost to Complete ($)
Equipment	250,000
Leasehold Improvement/rent	200,000
Research (1)	200,000
Packaging	100,000
Wages	300,000
Professional Fees	100,000
Travel	50,000
Overhead	50,000
Administration	50,000
Total	1,300,000

(1) Represents a quarterly payment of $50,000 to Globe Laboratories.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2011 should be read in conjunction with our interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K/A for the year ended May 31, 2010. The financial information for the year ended May 31, 2010 included in this report has been restated as the compensation expense of the President of the Company for the year ended May 31, 2010 was overstated and to correct the accounting for the beneficial conversion feature of the convertible debenture sold in May 2010 (see Note 12). See our Form 8-K filed with the SEC on January 4, 2011.

Three Months ended February 28, 2011 Compared to Three Months ended February 28, 2010

Revenues

We have not generated any revenues from inception on April 25, 2006 to February 28, 2011. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. We anticipate we will incur substantial expenses in the development of our business and current products and the identification and acquisition of new healthcare technologies. Accordingly, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the three months ended February 28, 2011, our operating expenses totalled $464,547, including $31,063 in professional fees, $99,198 in general and administrative expenses, $132,337 in salaries, and $192,244 in research and development costs. During the three months ended February 28, 2010, our operating expenses totalled $534,885, including $29,331 in professional fees, $122,547 in general and administrative expenses, $149,477 in research and development costs and $226,622 in salaries. Operating expenses generally decreased due to a decrease in our operations for the period.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses decreased to $99,198 for the three months ended February 28, 2011 from $122,547 for the three months ended February 28, 2010, primarily due to better management and reduction in overhead.

Professional fees increased to $31,603 for the three months ended February 28, 2011 from $29,331 for the same period in 2010, primarily due to an increase in legal fees.

Salaries decreased to $132,337 in the current period from $226,622 in the prior period, primarily due to a decrease in personnel and the accounting for share-based payments using the fair value method.

Research and development costs increased to $192,244 in the current period from $149,477 in the prior period, primarily due to the advancement in our product development and clinical and manufacturing work as well as the purchase of raw materials for conducting research on our various products.

We reported a loss from operations of $464,547 for the three months ended February 28, 2011, compared to a loss from operations of $534,885 for the three months ended February 28, 2010.

Interest expense increased to $529,274 in the current period from $0 in the prior period, primarily due to the sale of a convertible debenture in May 2010 in the amount of $4,200,000 (see Note 4).

Net Loss

We incurred a net loss of $993,821 for the three months ended February 28, 2011, compared to $534,885 for the three months ended February 28, 2010.

Nine Months ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

Revenues

We have not generated any revenues from inception on April 25, 2006 to February 28, 2011. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. We anticipate we will incur substantial expenses in the development of our business and current products and the identification and acquisition of new healthcare technologies. Accordingly, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the nine months ended February 28, 2011, our operating expenses totalled $1,591,346, including $244,022 in professional fees, $221,107 in general and administrative expenses, $599,152 in salaries, $492,269 in research and development costs and $9,769 relating to the write-off of licensing costs. During the nine months ended February 28, 2010, our operating expenses totalled $1,215,685, including $71,638 in professional fees, $271,335 in general and administrative expenses, $329,061 in research and development costs and $534,833 in salaries. Operating expenses generally increased due to an increase in our operations for the period.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses decreased to $221,107 for the nine months ended February 28, 2011 from $271,335 for the nine months ended February 28, 2010, primarily due to better management and reduction in overhead.

Professional fees increased to $244,022 for the nine months ended February 28, 2011 from $71,638 for the same period in 2010, primarily due to consulting fees being included as professional fees and the accounting for share-based payments using the fair value method.

Salaries increased to $599,152 in the current period from $534,883 in the prior period, primarily due to the accounting for share-based payments using the fair value method.

Research and development costs increased to $492,269 in the current period from $329,061 in the prior period, primarily due to the advancement in our product development and clinical and manufacturing work as well as the purchase of raw materials for conducting research on our various products.

We reported a loss from operations of $1,591,346 for the nine months ended February 28, 2011, compared to a loss from operations of $1,215,685 for the nine months ended February 28, 2010.

In the current period, we recognized a gain on the settlement of a payable of $60,000 relating to shares issued under a purchase agreement entered in May 2010 (see Note 8).

Interest expense increased to $1,048,059 in the current period from $0 in the prior period, primarily due to the sale of a convertible debenture in May 2010 in the amount of $4,200,000 (see Note 4).

Net Loss

We incurred a net loss of $2,579,405 for the nine months ended February 28, 2011, compared to $1,215,685 for the nine months ended February 28, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,142,104 and a working capital deficit of $556,176 as of February 28, 2011, compared to cash of $683,232 and working capital of $212,885 as of February 28, 2010.

To date, we have not generated any revenue and have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future.

Our plan of operations over the next 12 months is to work on the formulation of our drugs. We anticipate we will require approximately $1.3 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them, and you could lose your entire investment. Our expenditures for the next twelve months include:

Cash Flow Used in Operating Activities

Operating activities used cash of $394,820 for the three months ended February 28, 2011, compared to using cash of $338,887 for the three months ended February 28, 2010. The increase in cash used during the period ended February 28, 2011 was primarily attributable to increased legal and accounting activities, and research and development.

Operating activities used cash of $1,063,558 for the nine months ended February 28, 2011, compared to using cash of $673,276 for the nine months ended February 28, 2010. The increase in cash used during the period ended February 28, 2011 was primarily attributable to increased legal and accounting activities, consulting fees, research and development and salaries.

Cash Flow Used in Investing Activities

Investing activities used cash of $34,045 for the three months ended February 28, 2011, compared to using cash of $9,087 for the three months ended February 28, 2010, primarily due to capital assets purchased and licenses and patents.

Investing activities used cash of $51,014 for the nine months ended February 28, 2011 primarily due to capital assets purchased and licenses and patents, compared to using cash of $18,094 for the nine months ended February 28, 2010 primarily due to capital assets purchased offset by cash acquired on the acquisition of Posh Cosmeceuticals in December 2009.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $719,001 for the three months ended February 28, 2011 primarily due to proceeds from a debenture, compared to providing cash of $433,819 for the three months ended February 28, 2010 primarily due to the issuance of common stock and advances from shareholders.

Financing activities provided cash of $1,210,717 for the nine months ended February 28, 2011 primarily due to proceeds from a debenture, compared to providing cash of $1,041,886 for the nine months ended February 28, 2010 primarily due to the issuance of common stock and advances from shareholders.

We anticipate we will require approximately $1,300,000 to pursue our plan of operations over the next 12 months. We had cash and cash equivalents of $1,142,104 and a working capital deficit of $556,176 as of February 28, 2011 and will require additional capital to pursue our business plans. We intend to raise additional funds through the sale of our equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation, upon terms acceptable to us or at all. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

Our financial statements for the period ended February 28, 2011 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the course of the preparation of our financial statements for the period ended November 30, 2010, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 28, 2011, the following deficiencies were identified:

Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 required an audit adjustment to the accounting and disclosure of the compensation paid to our President in fiscal 2010. The amount of compensation paid to our President reported in our Annual Report on Form 10-K for the year ended May 31, 2010 was overstated due to our acquisition of Posh Cosmeceuticals Inc. effective December 2009 and an inadvertent error in the accrual of compensation to which our President is entitled. Similarly, the amount of compensation paid to our President reported in our Quarterly Report on Form 10-Q for the three months ended August 31, 2010 was overstated due to an inadvertent error in the accrual of compensation to which our President is entitled. Our annual audited financial statements for the year ended May 31, 2010 and unaudited interim financial statements for the three months ended August 31, 2010 have been restated to reflect this adjustment and disclosure of the actual compensation paid or accrued to our President was made.

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of February 28, 2011, the following additional deficiencies were identified:

1.	Lack of segregation of duties/management override – in common with businesses that have few employees, there exists a weakness as one person performs many different functions;

2.	Financial reporting deficiencies – certain accounting entries and related reporting of transactions were inadvertently not properly recorded in the past.

Accordingly, our management concluded that our disclosure controls and procedures as of February 28, 2011 were not effective.

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

Date: April 18, 2011		GLOBAL HEALTH VENTURES INC.

	By:	/s/ Hassan Salari
Hassan Salari
Chief Executive Officer