Form 10-K/A
period 2010-05-31
GLOBAL HEALTH VENTURES INC.
filed 2011-05-31
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) amends the Form 10-K for the year ended May 31, 2010 filed by Global Health Ventures Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 30, 2010, as amended by Form 10-K/A (Amendment No. 1) filed by the Company with the SEC on February 8, 2011, pursuant to comments received from the SEC.

No other information has been changed from the Form 10-K for the year ended May 31, 2010 originally filed with the SEC on August 30, 2010, as amended by Form 10-K/A (Amendment No. 1), and this Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the original Form 10-K except as amended by the Form 10-K/A (Amendment No.1).

The Company has included new certifications of its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-K/A (Amendment No. 2).

FORWARD-LOOKING STATEMENTS

This annual report, any supplement to this annual report, and any documents incorporated by reference in this annual report, include “forward-looking statements”.  To the extent that the information presented in this annual report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the risks and uncertainties outlined under the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, many of which are beyond our control.

These forward-looking statements include, but are not limited to, the following:

●
statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements, concerning our results of operations, financial condition and our ability to finance our business;

●	statements contained in “Business” concerning our products, operations and compliance with law; and

●	statements throughout concerning our legal structure, the regulation of our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

●	risks related to government regulations and approvals of our products;

●	our need for additional capital to pursue our plan of operations;

●	our dependence on key personnel; and

●	our ability to compete effectively with competitors that have greater financial, marketing and other resources.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made in this annual report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this annual report and the documents that we reference in this annual report and have filed as exhibits to the annual report with the understanding that our actual future results may be materially different from what we expect.  You should not rely upon forward-looking statements as predictions of future events.

Other sections of this annual report include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in an evolving environment.  New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties.  We cannot assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our”, “Global Health” and the “Company” mean Global Health Ventures Inc. and its subsidiaries, unless otherwise indicated.

This annual report includes our audited financial statements as at and for the years ended May 31, 2010 and 2009. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our financial statements and notes thereto included in this annual report.

PART I

Item 1.   Business.

Overview

We were incorporated on April 25, 2006 pursuant to the laws of the State of Nevada. Our principal executive offices are located at 409 Granville Street, Suite 1023, Vancouver, British Columbia, Canada V6C 1T2. Our telephone number is (604) 324-4844 and our website is www.globalhealth3000.com.  The information contained in this website is not a part of this annual report.

We are a development stage specialty pharmaceutical company engaged in developing proprietary platform technology that delivers drugs via the sublingual (under the tongue) route. We are also developing oral formulations of drugs which are intended to cause fewer stomach side effects than formulations of such drugs previously marketed by other pharmaceutical companies.

As at May 31, 2010, we had had not generated any revenues, had achieved losses since inception, had been issued a going concern opinion by our auditors, and have relied upon the sale of our securities or loans to fund operations.

Development of Business

We were incorporated on April 25, 2006, under the name “Acting Scout Inc.,” pursuant to the laws of the State of Nevada.

On September 10, 2007, we filed an Amendment to our Articles of Incorporation with the Secretary of State of Nevada to be effective as of September 10, 2007 to decrease our authorized capital from 80,000,000 common shares to 14,000,000 common shares.

On September 20, 2007, we changed our name to Goldtown Investments Corp. to better reflect our new business model. In addition, effective as of September 20, 2007, we filed a Certificate of Change to increase our issued and outstanding, and authorized, capital, on a basis of fourteen (14) new common shares for every one (1) existing common share, from 11,023,000 issued and outstanding common shares into 154,322,000 issued and outstanding common shares, and from 14,000,000 authorized common shares to 196,000,000 authorized common shares.

On October 2, 2007, we entered into an agreement with Mr. Blair Law, our sole director and officer at the time, pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

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

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by two individuals related to the president of our company, to engage Globe for research on the sublingual technologies developed by Globe. We agreed to pay $50,000 per quarter to Globe from April 1, 2009, until the technologies are put into commercial production, or the technologies are sold or sublicensed.

On May 14, 2009, Dr. David Filer and Christian Bezy were appointed to our board of directors. Also on May 14, 2009, Audrey Lew was appointed as our chief financial officer and Hassan Salari resigned from this position.

On December 11, 2009, we acquired all of the outstanding shares of Posh Cosmeceuticals Inc. (“Posh”) in consideration of 4 million shares of our common stock pursuant to a share exchange agreement with the shareholders of Posh . Posh owns technologies for dermal drug delivery, in particular for the growth of hair follicles and treatment of cellulite. These products are in the research stage.

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

Our Advantage

Over 85% of pharmaceutical drugs are administered in oral solid dosage form (i.e. tablets, caplets or capsules).  These dosage forms are hampered by the amount of drugs that can be administered in one unit. Most quantities of drugs typically do not fully absorb and reach the blood stream because they are discharged through feces. Consequently, the dosage form has to be increased in order for a sufficient quantity to reach the blood stream. It is likely the oral tablet becomes unpractical when the dosage reaches 500 mg due to the amount and size, Global Health’s licensing agreement provides exclusive access to sublingual technologies which enables us to overcome typical limitations and create new, unique and better performing branded specialty pharmaceutical products. Because the sublingual form of drug produces higher degree of absorption to the blood, therefore, pills can be made smaller and lower dose, yet the degree of efficacy may remain similar to the large pills given orally.

Products

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

Product Research and Development

Our primary research has been focused on the development of our new formulation of drug delivery technology. We continue to improve the drug bioavailability and formulations to maximize absorption. During the next twelve months, we intend to work on the formulation of our drugs, including the study and investigation of the rate of blood absorption into the blood stream. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. We want to improve the drug availability and maximize absorption. We also intend to set out a formula for drug to body mass ratio. Research will also be conducted on other ingredients which can be used for enhancement of skin penetration. During the years ended May 31, 2010 and 2009, we spent approximately $482,502 and $33,333, respectively, on research and development activities.

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

Our Technology

The sublingual technology is exclusively available to us through a licensing agreement dated March 15, 2010 with Globe Laboratories Inc. It consists of a diverse portfolio of products as described herein.

Specific formula technologies most oriented around sublingual dosage will most likely be used by Global Health to develop its specialty pharmaceutical products.  However, all of the technologies will be available to Global Health depending on the particular needs of the development and commercial programs.

It is Global Health’s goal to develop technologies beyond what is available from Globe and other partners to meet future demands of the market.  Such efforts are expected to drive branded pharmaceutical manufacturers to Global Health, as these companies look to hold their market position.

Competitive Technologies

We believe current technologies used by other specialty pharmaceutical companies are deficient in several ways.  Overall, current technologies add significant manufacturing expenses beyond the inherent cost of the chemically active ingredient (i.e. drug) and standard costs associated with making more classical dosage forms such as tablets and capsules.  In addition, most of the technology platforms fall short of being able to deliver the performance required for acceptance of the product.  For example, taste masked systems usually do not mask the taste of the drug in a sufficient manner as to be palatable. Also, the systems inhibit the drug from being readily absorbed, which would not allow it to become classified as an immediate release system. Our formulation has overcome these problems. The combination of taste masking, rapid dissociation and adhesiveness make the product rapidly absorbable through the pores by reaching blood and performing a superior activity reducing dosage and side effects.

The current formulations used by other companies consist of coating beads or large particles that are typically over 300 microns with an aqueous-based coating.  These systems pose the following problems:

1.	Particles are too large and leave a gritty feel in the mouth;

2.	Tablets have a drug content that is about 50% of the total weight;

3.	Pharmaceutical products that are restricted to lower dosage products;

4.	Coatings are non-elastic and break quickly;

5.	Coatings inhibit the release of the drug into the mouth and do not meet strict requirements for the immediate release of the drug from pharmaceutical products; and

6.	Processes are lengthy, costly and require strict handling.

The leaders in the field that promote these services include: Catalent Pharma Solutions; Coating Place, Inc.; Contract PharmaCal; Eurand and EthyPharm.

Global Health’s products that require taste masking have many advantages over the competing technologies and, in most cases, offer the only means known to produce the desired benefits.  We believe the formulation systems employed by Global Health are state-of-the art and are not known to be in practice anywhere in the pharmaceutical field.  These technologies are very robust and consist of taste masking small drug particles that are typically less than 250 microns with an adhesive component.  These systems pose the following advantages:

1.	Particles are very small and do not leave a gritty feel in the mouth;

2.	Particles are small enough to be placed in thin films, similar to Listerine Thin Strips;

3.
Particles have drug content in excess of 50% w/w and typically greater than 80% w/w enabling final pharmaceutical products to be smaller and contain a higher dosage.  Some products will be capable of delivering up to 1,500 mg oral equivalent in a single tablet.

Global Health’s products contain rapidly disintegrating compositions that are coated by taste masking chemicals.

Other companies’ technologies enable drugs to be absorbed in the gastrointestinal tract, but produce unwanted side effects. Additionally, the orally absorbed drugs will breakdown in the liver upon first absorption to the body. It is known a large degree of side effects associated with the drugs, is due to the liver breakdown metabolites. According to Pfizer fillings with FDA, sildenafil also breaks down in the liver, which may involve some of the side effects such as, headache, flushing, etc.  which leads to a vast number of side effects.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain proprietary protection for our products, technology and knowhow, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to protect our proprietary position by, among other methods, filing patent applications in the United States and in foreign countries, related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Our patent portfolio includes one patent pending in the United States and a similar patent pending in foreign countries and regions under the Patent Cooperation Treaty. Our patent appears in the heading “Method of Delivering Pharmaceutical Products Sublingually,” and is our core asset. The patent was filed by Globe Laboratories, but under the license agreement we obtain the rights to use the patent worldwide, on an exclusive basis, for any drug or product, which uses the technology described in the patent.

In addition to the patent, we may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by implementing confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as enforcing physical security of our premises and our information technology systems. In addition, our trade secrets may otherwise become known or independently discovered by competitors. If our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise.

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to our president (Julian Salari and Frederick Salari), to engage Globe Laboratories to conduct research on the sublingual technologies developed by Globe Laboratories.

On March 15, 2010, the Company entered into a license agreement (the “License Agreement”) with Globe Laboratories Inc., a company incorporated in British Columbia, Canada, for the exclusive use of Globe’s sublingual technology for drug delivery of Global Health’s products. We agreed to pay $50,000 per quarter to Globe Laboratories from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. In addition, for each product developed by Global Health using the same formulation, Global Health shall pay to Globe the following scheduled fees:

1.	$25,000 upon the commencement of Phase I (drug safety and tolerability study);

2.	$250,000 upon completion of Phase I;

3.	$1,000,000 upon completion of Phase III (or similarly approved trials, such as 505(b)2) (drug concentration measurement in comparison to the existing formula);

4.	$3,500,000 upon the first anniversary of sale; and

5.	2% of the Net Sales of all products licensed to Global Health by Globe (the “Royalty Payments”).

All payments under the License Agreement are due within 30 days of such milestone, excluding the Royalty Payment, which is due 60 days following Global Health’s fiscal quarter.

Technology Assessment

The technologies of sublingual drug delivery are specific to the projects and business of Global Health.  Global Health will rely on its review of product development results from clinical trials as one means to measure the effectiveness of the technologies available and assess their commercial viability.

It is understood that the sublingual formulation is a platform which will apply to any of the products proposed by Global Health. Global Health has used this formulation to develop new drugs over the past few years and it proved to be viable and applicable. All of these products remain patentable without any expected issues in the patent process. Samplings of systems have already shown a standard level in the pharmaceutical and life style market.  These systems were analyzed without compromising the ability to further secure the intellectual property rights of the technologies.

New Generations of Technology

It is Global Health’s goal to continue to develop technologies and partnerships with other organizations equipped with novel systems to overcome future demands of pharmaceuticals. In the future, these efforts are expected to drive branded pharmaceutical manufacturers to Global Health, as they look to hold their market position. An example of this would include products that have tremendous market potential but a weak market acceptance. For example, Fosamax® from Merck is an excellent drug for the treatment of osteoporosis and bone associated cancers. However, the drug has extremely poor oral absorption, and as a result its sales dropped significantly. We believe we can increase the oral absorption of our drugs by enhancing its oral dissociation and absorption, through chemical and mechanical technologies. These technologies include better absorption by using nano-particulate carbon fiber emulsified with the active ingredient and better coating. If the absorption of such drug is significantly enhanced the market revenue can increase significantly.

Operations and Capacity

Global Health’s development plan requires technologies that are readily transferred to commercial settings in order to quickly advance the development of the new and unique branded specialty pharmaceutical products.

The technologies of the sublingual products incorporate standard pharmaceutical manufacturing and process equipment, such as tablet presses and fluid bed coaters.  Drugs can be manufactured on site or with our business alliances. This type of manufacturing equipment and operation, when used in accordance with the process specifications required by the technologies, is readily accepted by the regulatory bodies, as being capable of producing products under current Good Manufacturing Practices (cGMPs).

All equipment necessary to manufacture Global Health products are available and supported by the well established service providers that have been in alliance with us for many years, and which we maintain agreements with.

Employees

Our company is currently operated by Hassan Salari who serves as our President, Secretary, Treasurer and Chief Executive Officer.  In addition, Audrey Lew serves as our Chief Financial Officer. Currently, we have four employees. Our company may hire employees when circumstances warrant, however, we do not anticipate hiring additional employees in the near future. We presently conduct our business through agreements with consultants and arms-length third parties.

Marketing

Our marketing plan will be based on two strategies. Our first strategy is to market directly to selective international markets if the cost of advertisement and sales are reasonable. Our other strategy is to find local and international partners. We will enter into agreements with those companies that have a large marketing set up and are recognized internationally. In doing so, we can maximize the market potential for our products by collaborating with leading pharmaceutical and consumer based companies. We plan to enter into third party agreements with marketing specialists for helping us determine various target indicators, which will facilitate our marketing process. In entering into these collaboration agreements, our goal will be to maintain co-promotion and co-commercialization rights, in some countries, in various forms. We expect to contract with third parties to warehouse and distribute our products and to provide administrative functions, such as accounts receivable management and other similar activities.

Competition

We are competing with other companies for both the financing and acquisition of prospective healthcare technologies. In seeking out such technologies we have encountered intense competition from other development stage companies and established international companies. Our competitors include fully integrated pharmaceutical and biotechnology companies as well as universities and public and private research institutions. Many of our competitors have substantially greater capital resources, larger research facilities and development staffs, greater experience in product development and obtaining regulatory approvals and greater marketing capabilities. As a result, these competitors may be able to spend greater amounts on the acquisition and development of healthcare technologies. This competition could result in our competitors obtaining technologies of greater quality and attracting prospective investors to finance the development of such technologies on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Currently, relatively few relevant specialty pharmaceutical manufacturers of sublingual drug delivery systems exist when compared to oral dosage.  In 2007, these major companies accounted for about $1.5 billion in sales, which is a relatively low level of activity.  One reason is that large pharmaceutical companies have continuously acquired drug delivery technology companies. Examples include: Johnson & Johnson’s purchase of Alza and Transform Pharmaceuticals; Ivax’s purchase Teva Pharmaceuticals Industries, Ltd; NanoSystem’s sale by Eastman Kodak to Elan for $137 million; and Elan trying to sell this division to provide needed cash to its balance sheet.  Their asking price is $1.3 to $1.4 billion. Of the remaining specialty companies, Biovail Corporation and KV Pharmaceutical are the most dedicated to the field of drug delivery, but they remain burdened with inferior technologies to produce advance products, which will force these companies to aggressively seek to acquire technologies similar as ours.

Government Regulation

Government authorities in the United States, at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application route. The approval process in other jurisdictions such as Europe, Japan and Canada are similar to the FDA approval process.

Our clinical work is contracted out to a Contract Research Organization (CRO), Clinical Investigations Limited incorporated in the United Kingdom. The CRO is currently carrying out clinical trials of X-Excite on our behalf in human subjects at a hospital in Bulgaria and will carry out clinical trials on our behalf in human subjects as our other products develop, in various cities in Western and Eastern part of Europe or Asia. All the studies will be passed through the necessary regulatory bodies, such as EMEA or FDA, prior to commencement. CROs are highly experienced in the design and conduct of the human drug testing. They have already designed and conducted many pharmaceutical drugs for the multi-national pharmaceutical companies and have been able to get approval for all of them. Therefore their skill and experience will be a great comfort for us to take over the regulatory approval. However, they may also decide to do some of the studies in other parts of the world, including, North or South America. Following approval of our products in Europe it is our plan to then seek FDA approval in the United States. The FDA may ask us to carry out similar trials as we conducted in Europe in the United States. However, at that stage, we should be able to conduct our trials in the United States more rapidly, given our experience in Europe.

FDA Approval

The Federal Food, Drug and Cosmetic Act in the United States and other federal and state statutes and regulations govern, among other things, the testing, research, development, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, import and export of our products. As a result of these laws and regulations, product development and product approval processes can be expensive and time consuming.

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation, as well as animal trials, to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations, good clinical practices, or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Estimate of Costs

An estimate of direct costs for activities related to the development of a single sublingual product is set forth below:

Cost ($)	Application
2,000	Raw materials sourcing
10,000	Active Pharmaceutical Ingredient (API)
4,000	Tablet dies
2,000	Raw materials method development (USP)
20,000	Raw materials analysis
18,000	GMP production run
4,000	Taste masking
10,000	Material analysis and release
2,000	Packaging sourcing
5,000	Packaging delivery
9,000	Impurity testing
40,000	Manufacturing validation
30,000	Analytical validation
40,000	Accelerated stability study and analysis
20,000	Review and file IND
200,000	Phase 1 clinical, multi dose PK bioequivalence study
16,000	Clinical study analysis
25,000	Raw materials manufacturers’ site audits
10,000	Manufacturing site audits
16,000	Raw materials analysis, purity
40,000	Pivotal GMP production for Phase III
10,000	Material analysis and release
50,000	Pivotal GMP production run(s) for Tablets, and packaging
10,000	Product analysis and release
60,000	Real time stability study and analysis of product
1,000,000	Phase III- Bioequivalence studies
Total Cost	$1,653,000 to $2,000,000

Estimated development time:  18 - 24 Months

Estimated regulatory review, comments, inspection and approval time:  3 - 12 Months

Estimated product market life:     3 years under 505 (b) (2) new drug application filing
Extra 0.5 years for pediatric product status
17 - 20 years under patent protection

The total direct costs projected to develop new and unique branded specialty pharmaceutical products are approximately $2 million per product, depending on the cost of the active ingredient, clinical evaluations and number of dosage forms.

Plan of Operations

Our plan of operations over the next 12 months is to work on the formulation of our drugs. See “- Products – Product Research and Development” above. We anticipate we will require approximately $1.3 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them, and you could you’re your entire investment. Our expenditures for the next twelve months excluding the cost of clinical trials include:

Our cost to
Description	complete $
Equipment	250,000
Leasehold Improvement/rent	200,000
Research	200,000
Packaging	100,000
Wages	300,000
Professional Fees	100,000
Travel	50,000
Overhead	50,000
Administration	50,000
Total	1,300,000

Clinical trials expenses are reported under “- Estimate of Cost” above.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

There are no unresolved staff comments as of the date of this report.

ITEM 2.  PROPERTIES.

We have currently 1,600 square feet of office facility in downtown Vancouver, Canada. The office facility is well equipped and accommodates 5 people, including our CEO and CFO. We have also sub-leased 800 square feet of laboratory facilities from Kinexus Biopharma in the south of Vancouver, Canada. We currently share laboratory equipment and utilities with Globe Laboratories. We pay $2,000 per month for the use of laboratory space and equipment. Our laboratory research work is carried out by our CEO, Dr. Hassan Salari and hires on a contract basis.

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

Quarter Ended	High Bid ($)	Low Bid ($)
First Quarter ended August 31, 2008	n/a	n/a
Second Quarter ended November 30, 2008	n/a	n/a
Third Quarter ended February 28, 2009	n/a	n/a
Fourth Quarter ended May 31, 2009	1.65	1.45
First Quarter ended August 31, 2009	1.50	0.70
Second Quarter ended November 30, 2009	1.85	0.45
Third Quarter ended February 28, 2010	1.18	0.45
Fourth Quarter ended May 31, 2010	1.30	0.33

As at May 31, 2010, we have issued options to acquire up to 2,000,000 shares of our common stock to directors and officers at an exercise price of $0.70 per share expiring May 31, 2015. We have a total of 2,958,333 warrants outstanding that are exercisable into shares of common stock of our company. The Warrants exercise price and expiration dates are as follows:

i)	1,460,000 warrants at the exercise price of $0.40 until January 20, 2011;
ii)	800,000 warrants at the price of $1.00 until October 28, 2011;
iii)	533,333 warrants at the price of $1.00 until December 8, 2011;
iv)	625,000 warrants at the price of $1.20 until April 7, 2012; and
v)	700,000 warrants at the price of $1.00

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report, as well as the section entitled “Business”. These financial statements have been prepared in accordance with US GAAP, and all dollar amounts set out in these financial statements are presented in United States dollars.

The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. See “Forward-Looking Statements”.

Overview

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

We acquired POS001 and POS002 pursuant to the acquisition of Posh Cosmeceuticals Inc. on December 11, 2009. These products are in the research stage and have not materially increased our expenditures. The results of Posh have been included in our financial statements from the date of acquisition of Posh to May 31, 2010.

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

See “Business – Estimate of Costs” for an estimate of the costs for clinical trials.

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

During the year ended May 31, 2010, our operating expenses totaled $1,978,882, including $377,852 in professional fees, $216,710 in general and administrative expenses, $713,323 in salaries and $482,502 in research and development costs. In the year ended May 31, 2009, our operating expenses totaled $173,259, including $61,542 in professional fees, $28,549 in general and administrative expenses, $48,893 in salaries and $33,333 in research and development costs. Our operating expenses generally increased due to increased operations.

Our general and administrative expenses consist of rent, travel, advertising and promotion, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs, and office supplies. General and administrative expenses increased from $28,549 for the year ended May 31, 2009 to $216,710 for the year ended May 31, 2010, including $5,118 related to the acquisition of Posh. The increase in general and administrative expenses was primarily attributable to an increase in rent, travel and office supplies.

Professional fees increased by $316,310 to $377,852 for the year ended May 31, 2010 (including $29,336 on the acquisition of Posh) from $61,542 for the same period in 2009. This increase in professional fees was primarily attributable to an increase in legal and accounting fees.

Salaries increased to $713,323 in the current period (including $4,703 on the acquisition of Posh) from $48,893 in the prior period, primarily due to an increase in personnel and the accounting for share-based payments using the fair value method.

Research and development costs increased to $482,502 in the current period (none of which related to the acquisition of Posh) from $333,333 in the prior period, primarily due to the advancement in our product development and clinical and manufacturing work as well as the purchase of raw materials for conducting research on our various products.

We reported a loss from operations of $1,810,709 for the year ended May 31, 2010, compared to a loss from operations of $173,112 for the year ended May 31, 2009.

Interest expense increased to $168,173 in the current period from $147 in the prior period, primarily due to the sale of a convertible debenture in May 2010 in the amount of $4,200,000 (see Note 4).

We incurred a net loss of $1,978,882 for the year ended May 31, 2010, compared to $173,259 for the year ended May 31, 2009.

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

Cash Flow Used in Investing Activities

Investing activities used cash of $109,715 for the year ended May 31, 2010, compared to using cash of $6,278 for the year ended May 31, 2009. The increase in cash used during the year ended May 31, 2010 was primarily attributable to the purchase of equipment and patents.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,806,191 for the year ended May 31, 2010 compared to providing cash of $412,448 for the year ended May 31, 2009. The increase in financing activities was primarily due to the completion of private placements of 1,958,333 units for gross proceeds of $1,492,864 and the issuance of a debenture.

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

We incurred a net loss of $1,978,882 for the year ended May 31, 2010. Our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,300,000. See “- Plan of Operations” above. As such, we do not currently have sufficient cash to meet our operating expenses for the next twelve month period. We plan to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain funds required for our continued operation. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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
(A Development Stage Company)
May 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Global Health Ventures Inc.

We have audited the accompanying consolidated balance sheets of Global Health Ventures Inc. (a Development Stage Company) as at May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2010 and 2009, and cumulative for the period from April 25, 2006 (inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from April 25, 2006 (inception) to May 31, 2010 include amounts for the period from April 25, 2006 (inception) to May 31, 2008 which were audited by other auditors whose report dated September 10, 2008 expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the amounts included for the period April 25, 2006 (inception) to May 31, 2008 is based solely on the report of the other auditors.

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

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Restated)
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Year Ended	Year Ended	(Date of inception)
	May 31, 2010	May 31, 2009	to May 31, 2010
	$	$	$
	(Restated – Note 13)		(Restated – Note 13)
Revenue	-	–	-

Expenses

Amortization	2,090	418	2,508
Depreciation	18,232	377	18,609
General and administrative	216,710	28,549	300,005
Professional fees:
Stock-based compensation	137,609	–	137,609
Incurred	240,243	61,542	381,664
Research and development	482,502	33,333	515,835
Salaries and wages:
Stock-based compensation	383,768	–	383,768
Incurred	329,555	48,893	378,448

Total Expenses	1,810,709	173,112	2,118,446

Net Loss Before Other Income or Expense	(1,810,709)	(173,112)	(2,118,446)

Other Income or Expense
Interest expense	(168,173)	(147)	(169,078)

Total Other Income or Expense	(168,173)	(147)	(169,078)

Net Loss	(1,978,882)	(173,259)	(2,287,524)

Other Comprehensive Income
Foreign currency translation adjustment	(16,031)	41,632	25,601

Comprehensive Loss	(1,994,914)	(131,627)	(2,261,923)

Net Loss Per Share – Basic and Diluted	-	–

Weighted Average Shares Outstanding	65,361,702	58,358,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Restated)
(Expressed in US Dollars)

			Accumulated from April 25, 2006
	Year Ended	Year Ended	(Date of inception)
	May 31, 2010	May 31, 2009	to May 31, 2010
	$	$	$
	(Restated – Note 13)		(Restated – Note 13)
Operating Activities

Net loss	(1,994,914)	(131,627)	(2,261,923)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	5,250	24,000
Amortization	2,090	418	2,508
Depreciation	18,231	377	18,608
Amortization of deferred finance charges and debt discount	123,883	-	123,883
Stock based compensation	521,377	-	521,377

Change in operating assets and liabilities:
Accounts receivable	(7,806)	-	(7,806)
Prepaid expenses	17,842	(15,892)	1,950
Accounts payable and accrued liabilities	336,063	62,294	406,915

Net Cash Used In Operating Activities	(983,234)	(79,180)	(1,170,488)

Investing Activities

Cash acquired on investment in Posh	61,649	-	61,649
Purchase of equipment	(140,829)	(3,769)	(144,598)
Website development costs	-	(2,509)	(2,509)
Patents	(30,535)	-	(30,536)

Net Cash Used in Investing Activities	(109,715)	(6,278)	(115,994)

Financing Activities

Payment of share offering costs	-	-	(28,400)
Advances from (repayments to) shareholders	(13,525)	-	(13,525)
Advances from (repayments to) a related party	3,849	32,305	121,348
Proceeds from issuance of common stock	1,472,868	385,000	1,910,018
Proceeds from debenture payable	400,000	-	400,000
Proceeds (repayments) of loan payable	-	(4,857)	-
Deferred charges	(57,001)	-	(57,001)

Net Cash Provided by (Used In) Financing Activities	1,806,191	412,448	2,332,440

Increase (decrease) in Cash	713,242	326,990	1,045,958

Cash - Beginning of Period	332,716	5,726	-

Cash - End of Period	1,045,958	332,716	1.045,958

Supplemental Disclosures
Interest paid	–	184	902
Income taxes paid	–	–	–
Non-cash Financing Transactions
Common Stock Issued for shares of Posh	400	–	400
Shares issued in settlement of advances from related party	–	116,000	116,000
Shares issued for deferred finance costs	895,250		895,250

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

f)
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
$1,601,000

8.   Share Purchase Agreement

Pursuant to a Purchase Agreement dated May 28, 2010 and a Registration Rights Agreement dated May 28, 2010 with Lincoln Park Capital Fund, LLC (“LPC”), the Company may sell to LPC up to $20,000,000 of its common stock over a thirty month period.

Under the terms of the Registration Rights Agreement, the Company must file a registration statement that includes a prospectus with the U.S. Securities and Exchange Commission (the “SEC”) covering the shares that may be issued to LPC under the Purchase Agreement.  The Company does not have the right to commence any additional sales of shares to LPC until the SEC has declared the registration statement effective.  Thereafter, over approximately 30 months, the Company has the right to direct LPC to purchase up to $20,000,000 of its common stock in amounts up to $100,000 as often as every two business days under certain conditions. The Company can also accelerate the amount of its stock to be purchased under certain circumstances.  No sales of shares may occur below $0.20 per share.  The purchase price of the shares will be based on the market prices at the time of sale as computed under the Purchase Agreement without any fixed discount.  The Company may at any time in its sole discretion terminate the Purchase Agreement without fee, penalty or cost upon one business days notice.  The Company is required to issue 600,000 shares of its stock to LPC as a commitment fee for entering into the Purchase Agreement.  As the market price of the Company's shares on May 28, 2010 (date of the Purchase Agreement) was $0.52, the commitment fee of 600,000 shares was recorded with a value of $312,000.

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

Significant Employees

We have no significant employees other than our officers.

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

SUMMARY COMPENSATION TABLE

Nameand Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hassan Salari,	2010	282,150	0	0	384,308(3)	0	0	0	666,458
CEO (2)	2009	33,138	0	0	0	0	0	0	33,138

Audrey Lew,	2010	15,646	0	0	27,414	0	0	0	43,060
CFO (4)	2009	3,102	0	0	0	0	0	0	3,102

(1) See Note 10 to our annual financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2) Hassan Salari was appointed as our Chief Executive Officer, Secretary, Treasurer and Director on September 29, 2008.

(3) Represents compensation for acting as a director.

(4) Audrey Lew was appointed as our Chief Financial Officer on May 14, 2009.

Options/Grants

The Company has granted 2,000,000 stock options since its inception to directors and officers. The following table sets forth information relating to options granted to Named Executive Officers as of May 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expir- ation date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Hassan Salari	1,500,000	Nil	Nil	$0.70	07/30/2019	Nil	Nil	Nil	Nil
Andrew Lew	100,000	Nil	Nil	$0.70	07/30/2019	Nil	Nil	Nil	Nil

Compensation of Directors

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors paid by us during the periods ended May 31, 2010 and 2009.

Name and Principal Position	Year Ended May 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Filer	2010	0	0	0	54,827	0	0	7,000	61,827
Director	2009	0	0	0	0	0	0	0	0

Christian Bezy	2010	0	0	0	54,827	0	0	0	54,827
Director	2009	0	0	0	0	0	0	0	0

(1) See Note 10 to our annual financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

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

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. Other than our employment contract with our President and CEO, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2010, we had not adopted any equity compensation plan. We have issued options to acquire up to 2,000,000 shares of our common stock to directors and officers as described in this report.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during the twelve month period ended May 31, 2010.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors may be compensated for their services as determined by the board.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2010, our directors received stock options for their services as directors and one of our directors also received consulting fees.

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

During the year, the Company paid $27,132 (2009 - $Nil) to a relative of the President (Reza Salari) for finder’s fees incurred on two private placements.

During the year, the Company paid $36,719 (2009 - $8,600) to two Companies related to the President (Pacific Therapeutics Inc.and Globe Laboratories Inc.) for rent of office and laboratory space.

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

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to our president (Julian Salari and Frederick Salari), to engage Globe Laboratories to conduct research on the sublingual technologies developed by Globe Laboratories. We agreed to pay $50,000 per quarter to Globe Laboratories from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $233,333 in research costs have been accrued under this agreement, of which $202,500 has been paid to Globe.

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

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction), except that Dr. Salari served as a director of Neurokine Pharmaceuticals Inc. during the year ended May 31, 2010.

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

PART IV

ITEM 15.  EXHIBITS.

(a) The following documents are filed as a part of this Report.

Exhibit Number	Description of Exhibit
3.1	Certificate (Articles) of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed October 15, 2007)
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed October 15, 2007)
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed October 15, 2007)
3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)
10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Annual Report on Form 10-K, filed on September 12, 2008)
10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Current Report on Form 8-K, filed on October 2, 2008)
10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q, filed on April 14, 2009)
10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Current Report on Form 8-K, filed on March 25, 2010)
10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Current Report on Form 8-K, filed on May 28, 2010)
10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Current Report on Form 8-K, filed on May 28, 2010)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-K, filed on August 4, 2009)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K, filed on August 4, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2011	By:	/s/ Hassan Salari
Hassan Salari
Chief Executive Officer
(Principal Executive Officer)

Dated: May 27, 2011	By:	/s/ Audrey Lew
Audrey Lew
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 27, 2011	By:	/s/ Hassan Salari
Hassan Salari
President, Secretary, Treasurer,
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 27, 2011	By:	/s/ Audrey Lew
Audrey Lew
(Principal Financial Officer and Principal Accounting Officer)

Dated: May 27, 2011	By:	/s/ Dr. David Filer
Dr. David Filer
Director

	By:	/s/ Christian Bezy
Christian Bezy
Director