Form 10-K
period 2011-05-31
GLOBAL HEALTH VENTURES INC.
filed 2011-08-24
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-137888

GLOBAL HEALTH VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 1023 Vancouver, British Columbia, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

(604) 324-4844
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of November 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,599,556, based on 80,335,559 issued and outstanding shares of common stock and a closing price of $0.0511 per share.

As of August 24, 2011 the registrant’s outstanding common stock consisted of 191,333,192 shares.

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our”, “Global Health” and the “Company” mean Global Health Ventures Inc. and its subsidiaries, unless otherwise indicated.

This annual report includes our audited financial statements as at and for the years ended May 31, 2011 and 2010. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

All financial information in this annual report is presented in U.S. dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this annual report.

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

These forward-looking statements include, but are not limited to, the following:

●	statements contained in Item 7 and the notes to our audited consolidated financial statements concerning our results of operations, financial condition and our ability to finance our business;

●	statements contained in Item 1 concerning our products, operations and compliance with law; and

●	statements throughout this annual report concerning our legal structure, the regulation of our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

●	risks related to government regulations and approvals of our products;

●	our need for additional capital to pursue our plan of operations;

●	our dependence on key personnel; and

●	our ability to compete effectively with competitors that have greater financial, marketing and other resources.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this annual report and the documents that we reference in this annual report and have filed as exhibits with the understanding that our actual future results may be materially different from what we expect.  You should not rely upon forward-looking statements as predictions of future events.

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

PART I

ITEM 1.  BUSINESS

Overview

We were incorporated on April 25, 2006 pursuant to the laws of the State of Nevada. Our principal executive offices are located at 409 Granville Street, Suite 1023, Vancouver, British Columbia, Canada V6C 1T2.  Our telephone number is (604) 324-4844 and our website is www.globalhealth3000.com.  The information contained on our website does not form part of this annual report.

We are a development stage specialty pharmaceutical company engaged in developing proprietary platform technology that delivers drugs via the sublingual (under the tongue) route.  We are also developing oral formulations of drugs which are intended to cause fewer stomach side effects than formulations of such drugs previously marketed by other pharmaceutical companies.

As at May 31, 2011, we had had not generated any revenues, had achieved losses since inception and had been issued a going concern opinion by our auditors.  Since our inception, we have relied upon the sale of our securities or loans to fund our operations.

Development of Business

We were incorporated on April 25, 2006, under the name “Acting Scout Inc.”, pursuant to the laws of the State of Nevada.

On September 10, 2007, we filed Articles of Amendment to decrease our authorized capital from 80,000,000 shares of common stock to 14,000,000 shares of common stock.

On September 20, 2007, we changed our name to “Goldtown Investments Corp.” to better reflect our new business model.  In addition, on September 20, 2007, we filed a Certificate of Change to increase our issued and outstanding, and our authorized, capital on a basis of fourteen (14) new shares of common stock for every one (1) existing share, from 11,023,000 issued and outstanding shares of common stock to 154,322,000 issued and outstanding shares, and from 14,000,000 authorized shares of common stock to 196,000,000 authorized shares.

On October 2, 2007, we entered into an agreement with Blair Law, our sole director and officer at the time, pursuant to which Mr. Law agreed to cancel 93,800,000 shares of our common stock which were held by him.

On September 29, 2008, Mr. Law resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and we appointed Dr. Hassan Salari to fill the resulting vacancies.

On October 6, 2008, we changed our name from “Goldtown Investments Corp.” to “Global Health Ventures Inc.” as a result of a merger with Global Health Ventures Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change.  Our common stock trades on the OTC Bulletin Board and OTCQB under the symbol GHLV.

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc. (“Globe Labs”), a company controlled by two individuals related to Dr. Salari, to engage Globe to conduct research on the sublingual technologies developed by Globe.

On May 14, 2009, we appointed Dr. David Filer and Christian Bezy to our Board of Directors.  Also on May 14, 2009, we appointed Audrey Lew as our Chief Financial Officer and Dr. Salari resigned from this position.

On December 11, 2009, we acquired all of the outstanding shares of Posh Cosmeceuticals Inc. (“Posh”) in consideration for 4,000,000 shares of our common stock pursuant to a share exchange agreement with the shareholders of Posh.  Posh owns technologies for dermal drug delivery, in particular for the growth of hair follicles and treatment of cellulite.  These products are in the research stage.

On March 15, 2010, we entered into a license agreement (the “License Agreement”) with Globe for the exclusive use of Globe’s sublingual technology for our products.  Under the License Agreement, we agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.

On June 15, 2011, we filed a Certificate of Designation to designate 10,000,000 shares of our authorized but unissued preferred stock as Series “A” Preferred Stock, and we entered into a debt conversion agreement with Dr. Salari pursuant to which he converted $54,000 worth of debt into 1,800,000 shares of our Series “A” Preferred Stock at a price of $0.03 per share.

On June 16, 2011, the holders of a majority of our issued and outstanding stock approved an amendment to our bylaws and an increase in our authorized capital from 196,000,000 shares of common stock, par value $0.0001, to 1,000,000,000 shares of common stock, par value $0.0001.

Our Business

We are a specialty pharmaceutical company that develops advanced next-generation drugs to displace current “blockbuster” drugs upon their loss of patent protection.  Our core strength is our exclusive access to sublingual platform technology.  This technology provides the foundation to design unique pharmaceuticals with properties that result in a market advantage through faster onset of action, increased availability, lower dosage, improved safety, fewer or less severe side effects, reduced dosing regiments, safer systems, taste masking and others. We believe these advantages will enable our products to establish themselves quickly in the market by displacing existing products in a relatively short period of time.  Our lifestyle products are related to male sexual enhancement, anti-addiction and energy boosters.  Our therapeutic products are related to weight loss and pulmonary disease management.  We work with products that are already approved by the U.S. Food and Drug Administration (the “FDA”), but require better or faster absorption.

We also plan to reformulate existing products that currently have considerable side effects when manufactured with their current chemical formulation.  We intend to develop these new products internally or license them from other pharmaceutical companies.  We expect to have several products under development and we plan to bring them to the stages of partnership and co-marketing. Our most advanced product, X-Excite, has been contracted out to a manufacturing company in Romania to produce exclusively for the European market.  This product has been manufactured and sent to a hospital in Bulgaria for human clinical trials.  The clinical trials are supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom.

Our Advantage

Over 85% of pharmaceutical drugs are administered in oral solid dosage form (i.e. tablets, caplets or capsules).  These dosage forms are hampered by the amount that can be administered in one unit.  Most quantities of drugs typically do not fully absorb and reach the blood stream because they are discharged through feces.  Consequently, the dosage form has to be increased in order for a sufficient quantity to reach the blood stream.  The oral tablet likely becomes unpractical when the dosage reaches 500 mg due to its amount and size, and our licensing agreement provides exclusive access to sublingual technologies which enable us to overcome typical limitations and create new, unique and better-performing branded specialty pharmaceutical products.  Because the sublingual form generates a higher degree of drug absorption in the blood, formulations can be made smaller and with lower doses, yet the degree of efficacy may remain similar to larger formulations administered orally.

Products

We are a multi-product company. Our current portfolio of products includes:

1.	X-Excite (male sexual enhancement drug)

2.	Relax-B (anti-stress drug)

3.	Nico-Z (nicotine replacement product)

4.	V-Energy (energy booster product)

5.	T-Slim (appetite suppressor drug)

6.	POS001 (growth of hair follicles product)

7.	POS002 (treatment of cellulite product)

X-Excite

X-Excite is a development stage sublingual formulation of sildenafil.  Sildenafil is registered under the trade name of Viagra® and is currently marketed by Pfizer under patent protection until 2012/2013 (depending on the jurisdiction).  Viagra® (sildenafil citrate) is indicated for the treatment of erectile dysfunction, which is the inability to achieve or maintain a penile erection sufficient for satisfactory sexual performance.

Pharmacodynamic of Sildenafil

After patients have taken Viagra®, it is unknown when nitrates, if necessary, can be safely administered.  Plasma levels of sildenafil at 24 hours post-dose are much lower (2 ng/ml) than at peak concentration (440 ng/ml).  In patients older than 65, hepatic impairment (e.g. cirrhosis), severe renal impairment (e.g. CLcr <30ml/min), concomitant use of potent cytochrome P-450 3A inhibitors (erythromycin) and plasma levels of sildenafil at 24 hours post-dose have been found to be three to eight times higher than those seen in younger, healthy patients.  Although plasma levels of sildenafil at 24 hours post-dose are much lower than at peak concentration (i.e. 2 hours), it is unknown whether nitrates can be safely co-administered at this point.  According to the study reported by Pfizer, some of the major side effects of orally administered dosages are documented in the clinical trials report.

Sildenafil Clinical Trial Adverse Drug Reactions

Clinical trials are conducted under very specific conditions.  The adverse reaction rates observed in the clinical trials may not reflect the rates observed in practice and should not be compared to the rates in the clinical trials of another drug.  Adverse drug reaction information from clinical trials is useful for identifying drug-related adverse events and for approximating rates.  In trials of all designs, adverse events reported by patients receiving Viagra® were generally similar.  In fixed-dose studies, the incidence of some adverse events increased with the dose.  The nature of the adverse events in flexible-dose studies, which more closely reflect the recommended dosage regimen, was similar to that for fixed-dose studies.

When Viagra® was taken as recommended (on an as-needed basis) in flexible-dose and placebo-controlled clinical study trials, the following adverse events were reported:

Table 1.  Adverse Events Reported by >2% of Patients Treated with Viagra® or Placebo in PRN Flexible-Dose Phase II/III Studies (Source: public info provided by Pfizer)

Percentage of Patients Reporting Event
Adverse Event	VIAGRA (n=734)	PLACEBO (n=725)
Headache	15.8%	3.9%
Flushing	10.5%	0.7%
Dyspepsia	6.5%	1.7%
Nasal Congestion	4.2%	1.5%
Respiratory Tract Infection	4.2%	5.4%
Flu Syndrome	3.3%	2.9%
Urinary Tract Infection	3.1%	1.5%
Abnormal Vision*	2.7%	0.4%
Diarrhea	2.6%	1.0%
Dizziness	2.22%	1.2%
Rash	2.22%	1.4%
Back Pain	2.22%	1.7%
Arthralgia	2.0%	1.5%

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

Liver/ Bilary: Liver function tests showed abnormal alanine aminotransferase enzyme (ALT) which is an indicative of higher liver damage in the blood.

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

Relax-B

This product utilizes propranolol as its active ingredient.  Propranolol is an FDA approved drug for hypertension and anxiety attack prescribed worldwide.  When it is used at a low dose, the product has a relaxant property and can reduce stress and anxiety.  We have formulated propranolol to absorb sublingually and have used taste masking products to reduce the taste.  Our plan is to develop this product once we secure further financing.

Nico-Z

Nico-Z is a sublingual formulation of nicotine designed for cigarette replacement.  We are using a small dose of nicotine (about 5 times less than commercial nicotine) and plan to achieve a higher concentration of nicotine in the blood in a much shorter time span.  The rapid absorption of nicotine will be beneficial for individuals craving cigarette or tobacco products.  Nico-Z is not designed for smoking cessation.

V-Energy

This product is a sublingual formulation of vitamin B6/B12.  Vitamin B6/B12 is a stimulus and anti-tiredness compound.  This product is reported to be a stimulant several times more powerful than caffeine, yet does not produce the side effects of caffeine such as an increased heart rate and sleeping disorders.  Vitamin B6/B12 is often used in cancer patients to help them be less tired and more energetic.  Currently, vitamin B6/B12 is administered by injection or taken orally.  Injection is not a convenient way for drug delivery and also carries certain risks including infection.  A sublingual formulation would therefore likely be the most convenient and acceptable route of administration.

T-Slim

T-Slim is a novel formulation of catechin.  Catechin is a flavonoid that is found in higher plants and green tea.  Catechin is a major component in reducing appetite but has a poor oral absorption rate.  A sublingual formulation should result in increased availability, thus, it would be most beneficial if used whenever a person feels hungry to reduce their desire for food appreciably.

POS001

This product is a growth factor which is believed to promote the growth of hair follicles.  We intend to develop this product for hair growth.

POS002

This is an analog of vitamin K2 which is designed for the treatment of cellulite.  We plan to develop this product once all of our other products have been developed.

We acquired POS001 and POS002 pursuant to our acquisition of Posh on December 11, 2009. These products are in the research stage and have not materially increased our expenditures.

Product Research and Development

Our primary research has been focused on developing our new formulation of drug delivery technology.  We continue to improve drug bioavailability and formulations to maximize absorption.  During the next 12 months, we intend to work on the formulation of our drugs, including the study and investigation of the rate of absorption into the blood stream.  Further, we intend to evaluate the dose ratio between active chemicals and other ingredients.  Our aim is to improve drug availability and maximize absorption, and we also intend to set out a formula for drug to body mass ratio.  We plan to conduct research on other ingredients which can be used to enhance skin penetration.  During the years ended May 31, 2011 and 2010, we spent approximately $664,499 and $482,502, respectively, on research and development activities.

The following sets forth information relating to the stage of development of our products:

Product	Stage of Development	Approximate Marketing Date
X-Excite	Clinical Phase I	2013
Relax-B	Filing for Phase I	2014
Nico-Z	Research	2016
V-Energy	Research	2016
T-Slim	Research	2016
POS001	Research	2018
POS002	Research	2018

X-Excite is our most advanced product and has been contracted out to a manufacturing company in Romania to produce exclusively for the European market.  The product was manufactured in accordance with European regulatory guidelines and was sent to a hospital in Bulgaria for Phase I human clinical trials.  The clinical trials were supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom.  The data from the clinical trials met our expectations and we plan to proceed with Phase III trials in June 2012.  Phase III clinical trials of X-Excite are planned for 2012.  We do not anticipate any hindrances to the progress of this product.

We have filed with regulatory bodies in Europe to conduct Phase I clinical trials for Relax-B and are awaiting the required approval in that regard.  Our remaining products are in the early stages of development and we are conducting research for their development.

Our Technology

The sublingual technology is exclusively available to us through our License Agreement with Globe dated March 15, 2010.  It consists of a diverse portfolio of products as described in this annual report.

We will most likely use specific formula technologies oriented around sublingual dosage to develop our specialty pharmaceutical products.  However, all of the technologies will be available to us depending on the particular needs of development and commercial programs.

It is our goal to develop technologies beyond those available from Globe and other partners to meet future market demands.  Such efforts are expected to drive branded pharmaceutical manufacturers to us as these companies look to maintain their market position.

Competitive Technologies

We believe current technologies used by other specialty pharmaceutical companies are deficient in several ways.  Overall, current technologies add significant manufacturing expenses beyond the inherent cost of the chemically active ingredient (i.e. drug) and standard costs associated with making more classical dosage forms such as tablets and capsules.  In addition, most of the technology platforms fall short of being able to deliver the performance required for acceptance of the product.  For example, taste-masked systems usually do not mask the taste of the drug in a sufficient manner to render it palatable.  Also, such systems can inhibit the drug from being readily absorbed, which would prevent it from being classified as an immediate release system.  Our formulation has overcome these problems.  The combination of taste masking, rapid dissociation and adhesiveness make our products rapidly absorbable through the pores and provide superior performance activity, thereby reducing dosage and side effects.

The current formulations used by other companies consist of coating beads or large particles that are typically over 300 microns with an aqueous-based coating.  These systems pose the following problems:

1.	Particles are too large and leave a gritty feel in the mouth;

2.	Tablets have a drug content that is about 50% of their total weight;

3.	Pharmaceutical products are restricted to lower dosage products;

4.	Coatings are non-elastic and break quickly;

5.	Coatings inhibit the release of drugs into the mouth and do not meet strict requirements for immediate release; and

6.	Processes are lengthy, costly and require strict handling.

The leaders in the field that promote these services include Catalent Pharma Solutions, Coating Place, Inc., Contract PharmaCal, Eurand and EthyPharm.

Our products that require taste masking have many advantages over competing technologies and, in most cases, offer the only means known to produce the desired benefits.  We believe that the formulation systems we employ are state-of-the art and are not known to be in practice anywhere in the pharmaceutical field.  These technologies are very robust and consist of taste-masking small drug particles that are typically less than 250 microns with an adhesive component.  These systems pose the following advantages:

1.	Particles are very small and do not leave a gritty feel in the mouth;

2.	Particles are small enough to be placed in thin films, similar to Listerine Thin Strips; and

3.
Particles have drug content in excess of 50% w/w and typically greater than 80% w/w enabling products to be smaller and contain a higher dosage – some products may be capable of delivering up to a 1,500 mg oral equivalent in a single tablet.

Our products contain rapidly disintegrating compositions that are coated by taste masking chemicals.

Other companies’ technologies enable drugs to be absorbed in the gastrointestinal tract, but produce unwanted side effects.  Additionally, orally absorbed drugs break down in the liver upon first absorption by the body.  It is known that a large number of side effects associated with drugs are due to the liver breakdown metabolites.  According to Pfizer filings with FDA, sildenafil breaks down in the liver, which may involve some side effects such as headaches, flushing, etc.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights.  Our policy is to protect our proprietary position by, among other methods, filing patent applications in the United States and elsewhere related to our proprietary technology, inventions and improvements that are important to the development of our business.  We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Our patent portfolio includes one patent pending in the United States and a similar patent pending in foreign countries and regions under the Patent Cooperation Treaty.  Our patent appears under the heading “Method of Delivering Pharmaceutical Products Sublingually,” and is our core asset.  The patent was filed by Globe, but under the License Agreement we obtained the rights to use the patent worldwide, on an exclusive basis, for any drug or product that uses the technology described in the patent.

In addition to the patent, we may rely in some circumstances on trade secrets to protect our technology.  However, trade secrets are difficult to protect, so we seek to protect our proprietary technology and processes, in part, by executing confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as enforcing physical security of our premises and our information technology systems.  In addition, our trade secrets may otherwise become known or independently discovered by competitors.  If our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise.

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by two individuals related to Hassan Salari, our officer and director (Julian Salari and Frederick Salari), to engage Globe to conduct research on the sublingual technologies developed by Globe.

On March 15, 2010, we entered into the License Agreement with Globe, a company incorporated in British Columbia, Canada, pursuant which we acquired the exclusive use of Globe’s sublingual technology for drug delivery for our products.  We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  In addition, for each product we develop using the same formulation, we agreed to pay to Globe the following fees:

1.	$25,000 upon the commencement of Phase I (drug safety and tolerability study);

2.	$250,000 upon the completion of Phase I;

3.	$1,000,000 upon the completion of Phase III (or similarly approved trials, such as 505(b)2) (drug concentration measurement in comparison to the existing formula);

4.	$3,500,000 upon the first anniversary of sale; and

5.	2% of the net sales of all products licensed to us by Globe (the “Royalty Payments”).

All payments under the License Agreement are due within 30 days of such milestone, excluding the Royalty Payments, which are due 60 days following the end of the fiscal quarter in which the sales occur.

Technology Assessment

The technologies of sublingual drug delivery are specific to our projects and business.  We will rely on our review of product development results from clinical trials as one means to measure the effectiveness of the technologies available and assess their commercial viability.

It is understood that the sublingual formulation is a platform which will apply to any of the products we propose. We have used this formulation to develop new drugs over the past few years and it has proven to be viable and applicable.  All of these remain patentable without any expected issues in the patent process.  Samplings of systems have already demonstrated a standard level in the pharmaceutical and life style market.  These systems were analyzed without compromising the ability to further secure the intellectual property rights of the technologies.

New Generations of Technology

It is our goal to continue to develop technologies and partnerships with other organizations equipped with novel systems to meet the future demand for pharmaceuticals.  These efforts are expected to drive branded pharmaceutical manufacturers to us, as they look to maintain their market position.  An example of this includes products that have tremendous market potential but weak market acceptance, such as Fosamax® from Merck, which is an excellent drug for the treatment of osteoporosis and bone associated cancers.  However, this drug has an extremely poor oral absorption rate, and as a result its sales have decreased significantly.

We believe that we can increase the oral absorption of our drugs by enhancing their oral dissociation and through chemical and mechanical technologies.  These technologies include using nano-particulate carbon fiber emulsified with active ingredients and better coating.  If the absorption of such drugs are significantly enhanced, then we believe that the revenue to be derived from them will increase significantly.

Operations and Capacity

Our development plan requires technologies that are readily transferrable to commercial settings in order to quickly advance the development of new and unique branded specialty pharmaceutical products.

The technologies of sublingual products incorporate standard pharmaceutical manufacturing and process equipment, such as tablet presses and fluid bed coaters.  Drugs can be manufactured on site or with our business alliances.  This type of manufacturing equipment and operation, when used in accordance with the process specifications required by the technologies, is readily accepted by regulatory bodies as being capable of producing products under current Good Manufacturing Practices (cGMPs).

All equipment necessary to manufacture our products is available and supported by well established service providers that have been allied with us for many years, and with which we maintain agreements.

Employees

We are operated by Hassan Salari, who serves as our President, Chief Executive Officer, Secretary, Treasurer and director.  In addition, Audrey Lew serves as our Chief Financial Officer.  Currently, we have three employees.  We may hire additional employees when circumstances warrant, however, we do not anticipate hiring additional employees in the near future.  We presently conduct our business through agreements with consultants and arms-length third parties.

Marketing

Our marketing plan will be based on two strategies: our first strategy is to market directly to selective international markets if the cost of advertising and sales are reasonable.  Our other strategy is to recruit local and international partners.  We plan to enter into agreements with those companies that have a large marketing system and are recognized internationally.  In doing so, we anticipate maximizing the market potential for our products by collaborating with leading pharmaceutical and consumer-based companies.  We plan to enter into third party agreements with marketing specialists to help us determine various target indicators, which will facilitate our marketing process.  In entering into these agreements, our goal will be to maintain co-promotion and co-commercialization rights, in some countries and in various forms.  We expect to contract with third parties to warehouse and distribute our products and to provide administrative functions, such as accounts receivable management and other similar activities.

Competition

We are competing with other companies for both financing and the acquisition of prospective healthcare technologies.  In seeking out such technologies we have encountered intense competition from other development stage companies and established international companies.  Our competitors include fully integrated pharmaceutical and biotechnology companies as well as universities and public and private research institutions.  Many of our competitors have substantially greater capital resources, larger research facilities and development staffs, greater experience in product development and obtaining regulatory approvals and greater marketing capabilities than we do.  As a result, these competitors may be able to spend greater amounts on the acquisition and development of healthcare technologies.  This competition could result in our competitors obtaining technologies of greater quality and attracting prospective investors to finance the development of such technologies on more favorable terms.  Due to this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Currently, relatively few relevant specialty pharmaceutical manufacturers of sublingual drug delivery systems exist as compared to manufacturers of oral dosage drugs.  Currently, these companies accounted for approximately $1.8-2 billion in sales, which is a relatively small number relative to the overall size of the market.  One reason is that large pharmaceutical companies have continuously acquired drug delivery technology companies – examples include Johnson & Johnson’s purchase of Alza and Transform Pharmaceuticals; Ivax’s purchase of Teva Pharmaceuticals Industries, Ltd; NanoSystem’s sale by Eastman Kodak to Elan for $137 million; and Elan trying to sell this division to provide needed cash for its balance sheet.  Today the value of that deal is estimated at $1.5 billion.  Of the remaining specialty companies, Biovail Corporation and KV Pharmaceutical are the most dedicated to the field of drug delivery, but they remain burdened with inferior technologies to produce advance products.  These companies may be forced to aggressively seek to acquire technologies similar to ours.

Government Regulation

Government authorities in the United States at the federal, state and local levels, as well as authorities in other countries, extensively regulate, among other things, the research, development, testing, manufacturing, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing.  The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug.  A new drug will follow the New Drug Application route.  The approval process in other jurisdictions such as Europe, Japan and Canada is similar to the FDA approval process.

Our clinical work is contracted out to a contract research organization, Clinical Investigations Limited, which is incorporated in the United Kingdom. This organization is currently carrying out clinical trials of X-Excite on our behalf in human subjects at a hospital in Bulgaria and will carry out clinical trials on our behalf in human subjects in various cities in Western and Eastern part of Europe or Asia as we develop our other products.  Prior to commencing any studies, they must pass through the necessary regulatory bodies, such as the FDA or European Medical Association.

CROs are highly experienced in the design and conduct of human drug testing.  They have already designed and conducted many pharmaceutical drug trials for multi-national pharmaceutical companies and have been able to obtain approval for them.  Therefore, their skill and experience provides great comfort for us in terms of obtaining regulatory approval.  Following approval of our products in Europe it is our plan to seek FDA approval in the United States.  The FDA may ask us to carry out similar trials as we conduct in Europe in the United States.  However, at that stage, we should be able to conduct our trials in the United States more rapidly given our European experience.

FDA Approval

The U.S. Federal Food, Drug and Cosmetic Act, together with other federal and state statutes and regulations, governs, among other things, the testing, research, development, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, import and export of our products.  As a result of these laws and regulations, product development and product approval processes can be expensive and time consuming.

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (an “IND”) that must become effective before clinical testing may commence, and adequate and well-controlled human clinical trials to establish the safety and effectiveness of a drug for each indication for which FDA approval is sought.  The satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation, as well as animal trials, to assess the characteristics and potential pharmacology and toxicity of a product.  The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices.  The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol.  Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after an IND is submitted.  A 30-day waiting period after the submission of each IND is required prior to commencing clinical testing in humans.  If the FDA has not objected to an IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted in compliance with federal regulations and good clinical practices (or GCP), as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of an IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.  The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (an “IRB”) for approval.  An IRB may also require a clinical trial to be halted, either temporarily or permanently, for failing to comply with the IRB’s requirements, or it may impose other conditions on the conduct of the trial.

Estimate of Costs

An estimate of direct costs for activities related to the development of a single sublingual product is set forth below:

Cost ($)	Application
100,000	Raw materials sourcing
100,000	Active pharmaceutical ingredient (API)
4,000	Tablet dies
2,000	Raw materials method development (USP)
20,000	Raw materials analysis
318,000	GMP production run
4,000	Taste masking
10,000	Material analysis and release
2,000	Packaging sourcing
5,000	Packaging delivery
9,000	Impurity testing
40,000	Manufacturing validation
30,000	Analytical validation
40,000	Accelerated stability study and analysis
20,000	Review and file IND
400,000	Phase 1 clinical, multi dose PK bioequivalence study
16,000	Clinical study analysis
25,000	Raw materials manufacturers’ site audits
10,000	Manufacturing site audits
16,000	Raw materials analysis, purity
340,000	Pivotal GMP production for Phase III
10,000	Material analysis and release
50,000	Pivotal GMP production run(s) for tablets, and packaging
10,000	Product analysis and release
60,000	Real time stability study and analysis of product
1,500,000	Phase III bioequivalence studies
$3,141,000	Total Cost

*	Estimated development time: 18 - 24 months

*	Estimated regulatory review, comments, inspection and approval time: 3 - 12 Months

*	Estimated product market life:

(a)	3 years under 505(b)(2) new drug application filing (extra 0.5 years for pediatric product status)

(b)	17 - 20 years under patent protection

The total direct costs projected to develop new and unique branded specialty pharmaceutical products are approximately $3,141,000 per product, depending on the cost of the active ingredient, clinical evaluations and number of dosage forms.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently have 400 square feet of office space in a building in downtown Vancouver, British Columbia, Canada.  We share a boardroom, office supplies and machinery with other companies at a cost of CDN $1,650 per month.  We have also laboratory facilities and additional office space which we sub-lease from another biotech company, Kinexus Biopharma, at a cost of CDN $2,000 per month.  This space is located in the south of Vancouver, in an industrial part of town.  We currently share some of our laboratory equipment and utilities needs with Globe and Kinexus.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or our officers or directors of those of our subsidiaries’ in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol ACSU.  Effective September 20, 2007, our trading symbol changed from ACSU to GTWV in connection with our change of name from “Acting Scout Inc.” to “Goldtown Investments Corp.”  Effective October 24, 2009, our trading symbol changed from GTWV to GHLV in connection with our name change from “Goldtown Investments Corp.” to “Global Health Ventures Inc.”  The high and low bid prices for our common stock for each full financial quarter on the OTC Bulletin Board for the two most recent fiscal years were as follows:

Quarter Ended	High Bid ($)	Low Bid ($)
May 31, 2011	0.115	0.025
February 28, 2011	0.0675	0.0245
November 30, 2010	0.195	0.051
August 31, 2010	0.52	0.151
May 31, 2010	1.30	0.33
February 28, 2010	1.18	0.45
November 30, 2009	1.85	0.45
August 31, 2009	1.50	0.70
May 31, 2009	1.65	1.01

As at May 31, 2011, we had issued options to acquire up to 5,200,000 shares of our common stock at a price of $0.07 per share to our directors and officers, exercisable until November 12, 2015.  As of May 31, 2011, we also had a total of 2,658,333 outstanding warrants to acquire shares of our common stock. The exercise price and expiration dates of the warrants are as follows:

●	800,000 warrants at a price of $1.00 per share, until October 28, 2011;

●	533,333 warrants at a price of $1.00 per share, until December 8, 2011;

●	625,000 warrants at a price of $1.20 until April 7, 2012; and

●	700,000 warrants at a price of $1.00 until between March 16, 2015 and May 28, 2015.

Holders

As of August 24, 2011, there were approximately 113 holders of record of our common stock. As of such date, we had 191,333,192 issued and outstanding shares of common stock.

Dividend Policy

We have not declared or paid any cash dividends since our inception.  Although there are no restrictions that limit our ability to pay dividends on shares of our common stock, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2011, we had authorized the issuance of our common stock as described in the following table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	5,200,000 (1)	0.07	n/a
Total	5,200,000 (1)

(1)
Includes options to purchase 4,000,000 shares of our common stock granted to Hassan Salari, our President, Chief Executive Officer, Secretary, Treasurer and director; options to purchase 400,000 shares of our common stock granted to Audrey Lew, our Chief Financial Officer; options to purchase 400,000 shares of our common stock granted to Dr. David Filer, our director; and options to purchase 400,000 shares of our common stock granted to Christian Bezy, our director.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during our fiscal year ended May 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our results of operations and financial condition has been derived from and should be read in conjunction with our audited consolidated financial statements and the related notes thereto that appear elsewhere in this annual report, as well as Item 1 of this annual report.  These financial statements have been prepared in accordance with US GAAP, and all dollar amounts set out in these financial statements are presented in United States dollars.

Plan of Operations

Our plan of operations over the next 12 months is to work on the formulation of our drugs.  We anticipate that we will require approximately $2.25 million to pursue our plans over the next 12 months.  We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve our plans, or any of them.  Our expenditures for the next 12 months, excluding the cost of clinical trials, include:

Description	Our Cost to Complete ($)
Equipment	500,000
Leasehold improvement / rent	200,000
Research (1)	400,000
Packaging	100,000
Wages	350,000
Professional fees	200,000
Travel	100,000
Overhead	100,000
Administration	300,000
Total	2,250,000

(1)	Includes a quarterly payment of $50,000 to Globe.

Our projected clinical trial expenses are described In Item 1 under the heading “Estimate of Costs”.

Results of Operations

We did not generate any revenues from inception on April 25, 2006 to May 31, 2011.  We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production.  In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies.  We therefore expect to incur significant losses for the foreseeable future.  We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail.  There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

During the fiscal year ended May 31, 2011, we incurred $2,036,873 in total expenses, including $664,499 in research and development costs, $694,569 in salaries and wages, $360,140 in professional fees and $273,080 in general and administrative expenses.  During the fiscal year ended May 31, 2010, we incurred total expenses of $1,810,709, including $482,502 in research and development costs, $713,323 in salaries and wages, $377,852 in professional fees and $216,710 in general and administrative expenses.  The increase in our total expenses during the most recent fiscal year was primarily due to an increase in our research and development costs and general and administrative expenses during the period, which was in turn attributable to an increase in our overall operations.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs.  Our general and administrative expenses increased from $216,710 during the fiscal year ended May 31, 2010 to $273,080 during the fiscal year ended May 31, 2011 due the increase in our overall operations as described above, and particularly, increases in our travel and advertising and promotion expenses.  Our research and development costs increased between the two periods from $482,502 to $664,499 largely as a result of advances in our product development and clinical and manufacturing work, as well as an increase in our purchases of raw materials for conducting research on our products.

During the fiscal year ended May 31, 2011, we incurred a net loss from operations of $2,036,873, compared to a net loss from operations of $1,810,709 during the fiscal year ended May 31, 2010.  We also incurred $1,943,173 in interest expenses and $251,940 in financing charges during our most recent fiscal year, whereas we incurred $168,173 in interest expenses and no financing charges during our prior fiscal year.  The increase in our interest expenses and financing charges was entirely due to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010.  The terms of this security are described more fully in note 4 of the notes to our audited consolidated financial statements appearing elsewhere in this annual report.

During the fiscal year ended May 31, 2011, we incurred a net loss of $4,171,986, compared to a net loss of $1,978,882 during the year ended May 31, 2010.  Our net loss per share for these periods was $0.04 and $0.03, respectively.

Liquidity and Capital Resources

As of May 31, 2011 we had $1,485,191 in cash and cash equivalents, $2,713,479 in total assets, $2,128,789 in total liabilities and a working capital deficit of $602,695.  As of May 31, 2011 we had an accumulated deficit of $9,063,630.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended May 31, 2012.  Accordingly, our ability to generate any revenues continues to be uncertain.

During the fiscal year ended May 31, 2011, we spent $1,437,941 in cash on operating activities, compared to $983,234 in cash spending on operating activities during the fiscal year ended May 31, 2010.  The increase in our cash spending on operating activities during the fiscal year ended May 31, 2011 was primarily attributable to the increase in our net loss as described above and a significant decrease in our accounts payable and accrued liabilities from $336,061 to $88,567, as offset by a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the categories of financing charges and interest expense.

We spent $301,828 in cash on investing activities during the fiscal year ended May 31, 2011, compared to cash spending of $109,715 on investing activities during our prior fiscal year.  The increase in our cash spending on investing activities during the recent fiscal year was primarily attributable to an increase in our spending on patents and medical licenses from $30,535 to $262,127, which was counterbalanced to some extent by a decrease in our capital asset purchases.

During the fiscal year ended May 31, 2011, we received $2,179,002 in net cash from financing activities, including $2,250,000 in proceeds from the issuance of a convertible debenture.  During the fiscal year ended May 31, 2010, we received $1,806,191 in cash from financing activities, including $1,472,868 in proceeds from the issuance of our common stock.  The increase in our cash receipts from financing activities during the fiscal year ended May 31, 2011 was primarily attributable to the debenture proceeds, as we did not receive any cash from the sale of our common stock during the period.  During the fiscal year ended May 31, 2010, we also received $400,000 in cash from the issuance of the debenture.

During the fiscal year ended May 31, 2011, we incurred a comprehensive loss of $4,178,948.  We estimate that our working capital requirements and projected operating expenses for the next 12 months will be approximately $1,300,000 as described in the “Plan of Operations” section, above.  We do not currently have sufficient cash resources to meet our operating expenses for the next 12 months, so we plan to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, while obtaining commercial loans, assuming that such loans are available, would increase our liabilities and future cash commitments.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the fiscal year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercialization of our products, and there is no assurance that we will achieve profitable operations in the future.  We have historically financed our operations primarily through cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock.  No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing through private placements.  Currently we are active in contacting broker/dealers in Canada and elsewhere regarding possible financing arrangements.  However, we do not currently have any arrangements in place to complete any further private placement financings and there is no assurance that we will be successful in completing any such financings.  If we are unsuccessful in raising sufficient funds through our capital raising efforts, we may review other financing options.

To date, we have not generated any revenues and have incurred significant operating losses from operations.  Since we anticipate expanding our operational activities in the future, we may continue to experience net negative cash flows from operations and may be required to obtain additional financing to fund our operations through offerings of equity securities and bank borrowings to the extent necessary to provide working capital.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability.

Purchase of Significant Equipment

During the next 12 months, we intend to purchase a freezer, freeze dryer, autoclave and centrifuge.  We also intend to purchase additional laboratory equipment as required.  We will not be able to rely on the use of equipment provided by Kinexus or Globe for much longer, and as a result we believe that we will spend approximately $500,000 on such purchases.

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Application of Critical Accounting Policies

We have identified certain accounting policies, described below, that are important to the portrayal of our current financial condition and results of operations.

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

Foreign Currency Translation

Our functional currency is the Canadian dollar with the reported amounts being stated in the United States dollar.  In accordance with ASC 830 “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Research and Development Costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization.  No such costs have been deferred as at May 31, 2011 and 2010.

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

Global Health Ventures Inc.
(A Development Stage Company)
May 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Global Health Ventures Inc.

We have audited the accompanying consolidated balance sheets of Global Health Ventures Inc. (a Development Stage Company) as at May 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 2011, 2010 and 2009, and cumulative for the period from April 25, 2006 (inception) to May 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The cumulative statements of operations, stockholders' equity and cash flows for the period from April 25, 2006 (inception) to May 31, 2011 include amounts for the period from April 25, 2006 (inception) to May 31, 2008 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 25, 2006 (inception) to May 31, 2008 is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Health Ventures Inc. (a Development Stage Company) as at May 31, 2011 and 2010 and the results of its operations and cash flows for the years ended May 31, 2011, 2010  and 2009 and cumulative for the period from April 25, 2006 (inception) to May 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/UHY LDMB Advisors Inc.
Chartered Accountants
Surrey, British Columbia, Canada
August 22, 2011

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	May 31,	May 31,
	2011	2010
		(restated)
		(Note 12)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1,485,191	1,045,958
GST/HST receivable	14,314	40,458
Prepaid expenses	26,589	5,127
Due from shareholders	-	13,525
Due from related party	-	4,080
	1,526,094	1,109,148

Property, Plant and Equipment
Laboratory equipment	178,547	141,748
Accumulated depreciation	(45,482)	(16,816)
Computer hardware	14,398	12,394
Accumulated depreciation	(8,071)	(3,714)
Office furniture and fixtures	5,496	4,692
Accumulated depreciation	(3,136)	(2,647)
Office machines and equipment	550	550
Accumulated depreciation	(352)	(302)
	141,950	135,905

Intangible Assets
Patents and medical licenses	303,670	53,093
Accumulated amortization	(1,160)	-
Deferred finance charges (Note 6)	742,925	1,214,654
	1,045,435	1,267,747

Total Assets	2,713,479	2,512,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	342,306	350,150
Accrued liabilities (Note 3)	676,401	623,340
Convertible debenture (Note 4)	1,109,500	467,708
Due to shareholders	568	-
Due to related party	14	-

	2,128,789	1,441,198

Stockholders’ Equity
Preferred Stock: 80,000,000 shares authorized, $0.0001 par value No shares issued and outstanding
Common Stock: 196,000,000 shares authorized, $0.0001 par value 166,983,192 shares issued and outstanding (May 31, 2010 – 68,871,946 shares)	16,663	6,868

Additional Paid-In Capital	7,139,018	3,456,777

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	18,639	25,601

Deficit accumulated during the development stage	(9,063,630)	(4,891,644)

	584,690	1,071,602

Total Liabilities and Stockholders’ Equity	2,713,479	2,512,800

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)

		Year Ended		Accumulated From April 25, 2006
	Year Ended	May 31, 2010	Year Ended	(Date of inception)
	May 31, 2011	(restated) (Note 12)	May 31, 2009	to May 31, 2011
	$	$	$	$
Revenue	-	-	-	-

Expenses

Amortization	1,160	2,090	418	3,668
Depreciation	33,656	18,232	377	52,265
General and administrative	273,080	216,710	28,549	573,084
Professional fees:
Stock-based compensation	136,419	137,609	-	274,028
Incurred	223,721	240,243	61,542	605,385
Research and development	664,499	482,502	33,333	1,180,334
Salaries and wages:
Stock-based compensation	324,679	383,768	-	708,447
Incurred	369,890	329,555	48,893	748,338
Write-off of licensing costs	9,769	-	-	9,769

Total Expenses	2,036,873	1,810,709	173,112	4,155,318

Net Loss Before Other Income or Expense	(2,036,873)	(1,810,709)	(173,112)	(4,155,318)

Other Income or Expense
Gain on settlement of payable (Note 8)	60,000	-	-	60,000
Interest expense	(1,943,173)	(168,173)	(147)	(2,112,251)
Financing charges (Note 8)	(251,940)	-	-	(251,940)

Total Other Income or Expense	(2,135,113)	(168,173)	(147)	(2,304,191)

Net Loss	(4,171,986)	(1,978,882)	(173,259)	(6,459,509)

Other Comprehensive Income
Foreign currency translation adjustment	(6,962)	(16,031)	41,632	18,639

Comprehensive Loss	(4,178,948)	(1,994,913)	(131,627)	(6,440,870)

Net Loss Per Share – Basic and Diluted	(0.04)	(0.03)	-

Weighted Average Shares Outstanding	96,071,575	65,361,702	58,358,000

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended May 31, 2011 $	Year Ended May 31, 2010 (restated) (Note 12) $	Year Ended May 31, 2009 $	Accumulated from April 25, 2006 (Date of inception) to May 31, 2011 $
Operating Activities

Comprehensive loss	(4,178,948)	(1,994,913)	(131,627)	(6,440,870)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	5,250	24,000
Amortization	1,160	2,090	418	3,668
Depreciation	33,656	18,232	377	52,264
Write-off of licensing costs	9,769	-	-	9,769
Gain on settlement of payable	(60,000)	-	-	(60,000)
Financing charges	251,940	-	-	251,940
Interest expense; Amortization of deferred finance charges and debt discount	1,943,173	123,883	-	2,067,056
Stock based compensation	461,098	521,377	-	982,475
Foreign currency translation adjustment	6,962	-	-	6,962
Change in operating assets and liabilities:
Accounts receivable	26,144	(7,806)	-	18,338
Prepaid expenses	(21,462)	17,842	(15,892)	(19,512)
Accounts payable and accrued liabilities	88,567	336,061	62,294	495,481

Net Cash Used In Operating Activities	(1,437,941)	(983,234)	(79,180)	(2,608,430)

Investing Activities

Cash acquired on investment in Posh	-	61,649	-	61,649
Credit on purchased capital assets	15,000	-	-	15,000
Capital assets purchased	(54,701)	(140,829)	(3,769)	(199, 299)
Website development costs	-	-	(2,509)	(2,509)
Patents and medical licenses	(262,127)	(30,535)	-	(292,662)

Net Cash Used in Investing Activities	(301,828)	(109,715)	(6,278)	(417,821)

Financing Activities

Payment of share offering costs	-	-	-	(28,400)
Advances from (repayments to) shareholders	14,093	(13,525)	-	568
Advances from (repayments to) a related party	4,054	3,849	32,305	125,402
Proceeds from issuance of common stock	-	1,472,868	385,000	1,910,018
Proceeds from debenture payable	2,250,000	400,000	-	2,650,000
Proceeds (repayments) of loan payable	-	-	(4,857)	-
Deferred charges	(89,145)	(57,001)	-	(146,146)

Net Cash Provided by Financing Activities	2,179,002	1,806,191	412,448	4,511,442

Increase in Cash	439,233	713,242	326,990	1,485,191

Cash - Beginning of Period	1,045,958	332,716	5,726	-

Cash - End of Period	1,485,191	1,045,958	332,716	1,485,191

Supplemental Disclosures
Interest paid	2,205	-	184	902
Income taxes paid	-	-	-	-

Non-cash Financing Transactions
Payable settled with common shares	343,600	-	-	343,600
Common stock issued for shares of Posh	-	400	-	400
Shares issued in settlement of advances from related party	-	-	116,000	116,000
Shares issued in partial settlement of debenture payable	1,616,273	-	-	1,616,273
Shares issued for deferred finance costs	252,000	895,250	-	1,147,250

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the period from May 31, 2008 to May 31 2011
(Expressed in US Dollars)

						Deficit
					Accumulated	Accumulated
					Other	During the
	CommonStock		Paid-In	Donated	Comprehensive	Development
	Shares	Amount	Capital	Capital	Income	Stage	Total
			(restated)			(restated)	(restated)
	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	17,698	18,750	-	(135,382)	(92,882)
Donated services and rent	-	-		5,250	-	-	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	2,499,000		-	(2,499,000)	1,000
Sep 30, 2008 – common shares returned in treasury	(9,800,000)	(980)	(2,449,020)	2,450,000	-	-	-
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	114,954	-	-	-	115,000
Jan 20, 2009 – common shares issued for cash at $0.25 per share	1,540,000	154	384,846	-	-	-	385,000
Foreign currency translation adjustment	-	-	-	-	41,632	-	41,632
Net loss for the year	-	-	-	-	-	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	99,987	-	-	-	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	499,933	-	-	-	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	392,815	-	-	-	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	-	-	-	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	479,937	-	-	-	480,000
Cashless exercise of warrants	191,613	-	-	-	-	-	-
Convertible debenture financing	-	-	1,231,983	-	-	-	1,231,983
Beneficial conversion feature related to convertible debenture	-	-	63,267	-	-	-	63,267
Foreign currency translation adjustment	-	-	-	-	(16,031)	-	(16,031)
Stock-based compensation	-	-	521,377	-	-	-	521,377
Net loss for the period	-	-	-	-	-	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13 )	-	-	(400,000)	-	-	-	(400,000)
Adjustment to discount amortization (Note 13)	-	-	-	-	-	154,514	154,514
Adjustment to salary expense (Note 13)	-	-	-	-	-	85,429	85,429
Adjustment to accrued interest expense (Note 13)						(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	251,940				252,000
Share issuance costs	-	-	(312,000)				(312,000)
Write-off of share issuance costs (Note 8)			251,940				251,940
Oct 4, 2010 - common shares issued for services	230,000	23	19,077	-	-	-	19,100
Jan 1, 2011 - common shares issued for services	250,000	25	12,475	-	-	-	12,500
Cashless exercise of warrants	163,226	-	-	-	-	-	-
Common shares for note conversion	44,470,387	4,447	1,500,306	-	-	-	1,504,753
Beneficial conversion feature related to convertible debenture	-	-	1,502,645	-	-	-	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	(5,240)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(6,962)	-	(6,962)
Stock-based compensation	-	-	461,098	-	-	-	461,098
Net loss for the period	-	-	-	-	-	(4,171,986)	(4,171,986)
Balance – May 31, 2011	166,983,192	16,663	7,139,018	2,474,000	18,639	(9,063,630)	584,690

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

1.   Development Stage Company

Global Health Ventures Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc.  The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. The Company is located in British Columbia, Canada.  The Company is a development stage specialty pharmaceutical company that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies.   The Company is a Development Stage Company, as defined under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at May 31, 2011, the Company has never generated any significant revenue and has accumulated losses of $9,063,630               since inception.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)  Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance, useful life of property, plant & equipment, stock based compensation, convertible debenture, and valuation of patents and medical licenses.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
May 31, 2011

2.   Summary of Significant Accounting Policies (continued)

d)  Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”.  The Company has not generated any revenue since inception.

e)  Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

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

h)  Medical Technology Licenses

The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The term of the current medical license is the later of the date on which all the licensed patents have expired or been revoked without a right of further appeal, and the date on which  the marketing for the license agreements and the licenses granted under the agreement is seized. The medical technology licenses are being amortized over 7 years.

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

2.   Summary of Significant Accounting Policies (continued)

j)  Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, a convertible debenture, and amounts due to shareholders.  The fair value of financial instruments cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party and amounts due to shareholders were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The carrying value of the Company’s long-term convertible debenture approximates its fair value based on current market borrowing rates. Accordingly, the long-term convertible debenture is classified as level 2 in the fair value hierarchy.

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

m)  Research and development costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2011 and 2010.

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

2.   Summary of Significant Accounting Policies (continued)

Recently Issued

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 820-10 “Measuring Liabilities at Fair Value”.  ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities that make filings with the Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date the financial statements are issued. The new guidance became effective immediately for financial statements that are issued or available to be issued.

Future Pronouncements

The SEC is considering timelines for the use of International Financial Reporting Standards (“IFRS”) by SEC issuers. The Company expects to adopt IFRS as its reporting standard when the SEC requires its domestic registrants in the U.S. to transition to IFRS. The Company has not assessed the impact of this potential change on its financial position, results of operations or cash flows.

In March 2010, the FASB issued ASU No. 2010-11 "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning on or after June 15, 2010.

In April 2010, FASB published guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods with those years, beginning on or after June 15, 2010.

3.   Accrued Liabilities

	May 31, 2011	May 31, 2010
	$	(restated) (Note 12) $

Accrued interest	340,235	48,381
Professional fees	25,000	25,000
Research and development	33,333	30,833
Salaries	271,098	207,126
Accrued finance costs	-	312,000
Other	6,735	-
	676,401	623,340

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

4.   Convertible Debenture

On March 19, 2010, the Company sold to one investor (the “Lender”) a $4,200,000 convertible debenture due March 18, 2014, unless converted in accordance with the repayment terms prior to such date. The debenture bears interest at a rate of 12% per annum payable on maturity, is unsecured and ranks equally to any of the Company’s existing and future unsecured debts.

The debenture was sold with a 25% discount from face value for a net book value of $3,150,000.  The $3,150,000 consists of cash of $400,000 paid at closing and eleven investor notes in the amount of $250,000 each. The investor notes are mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date. In March 2011, at the Lender’s discretion, two monthly investments notes were received by the Company.

Beginning six months from the closing date, the Lender may require the Company to repay the principal amount and accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the Debenture Agreement.  The Lender is not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the debenture.  In September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the Agreement.

As long as any amounts due under the debenture are outstanding, the Company is prohibited, unless consented to by the Lender, from selling, leasing or otherwise disposing of any of its assets other than in its ordinary course of business, from merging or consolidating with any other person unless the debenture is assumed by the surviving entity and from adopting any plan or arrangement for the dissolution or liquidation of the Company.  Debenture covenants also prohibit the Company from redeeming or repurchasing any of its capital stock or making any advance or loan to any person, firm or corporation except for reasonable business expenses advanced to Company employees or independent contractors in the ordinary course of business.  Under the terms of the agreement, the Company also has to reserve for issuance 50,000,000 shares of its common stock as may be issuable from time to time upon a request for repayment of the debenture in common stock. As at May 31 2011, only 29,016,808 shares of the Company’s common stock were available for issuance. On June 16 2011, the holders of a majority of the Company’s issued and outstanding stock approved an amendment to the Company’s bylaws and an increase in the Company’s authorized capital from 196,000,000 shares of common stock, to 1,000,000,000 shares of common stock, in order to comply with the terms of the Debenture Agreement. See Note 13: Contingencies and Note 14: Subsequent Events.

Events of default under the terms of the Agreement include the following:

a)	Default of payment of interest or principal or any amount due under the Debenture Agreement;
b)	Material default, misrepresentation, or material breach of the covenants described in the paragraph above;
c)	Any transfer, conveyance, or assignment of substantial Company or subsidiary assets;
d)	Any money judgment, writ of warrant or attachment, or similar process against the Company in excess of $100,000;
e)	Failure to issue common stock within 5 business days of receipt of a written request for repayment of outstanding amounts in common stock;
f)	The average dollar volume of common stock for any consecutive 10 day trading period falls below $40,000 per day;
g)	Control of the whole or substantial portion of the Company by any governmental agencies;
h)	Order by a court adjudging the Company bankrupt or insolvent, or seeking reorganization;
i)	Failure of the Company to maintain its status as a reporting company under the federal securities laws; and
j)	Failure to timely file reports required to be filed by the SEC

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

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

4.   Convertible Debenture (continued)

On July 16, 2010, the Company had an event of default under the terms of the debenture.  The Lender waived the default, and in exchange, raised the interest rate on the debenture from 6% per annum to 9% per annum.

On September 2, 2010, the Company had an event of default under the terms of the debenture.  The Lender waived the default, and in exchange, raised the interest rate on the debenture from 9% per annum to 12% per annum and negotiated a 10% discount on the market price as defined under the Debenture Agreement for all conversions of the debenture into common stock.

In connection with the issuance of the debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the Lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees.  Additional cash costs for commissions of $89,146 were incurred in the twelve month period ending May 31, 2011.  These costs are being amortized and are recorded as interest expense through March 18, 2014, the maturity date of the debenture.

The Company has separately accounted for the liability and equity components of the debenture by allocating the proceeds from the issuance of the debenture between the liability component and the beneficial conversion option, or equity component.  Based on this calculation, $1,502,645 has been allocated to the equity component to date.  During the twelve month period ended May 31, 2011, the Company recorded amortization of the debt discount in the amount of $1,110,144, which was charged to interest expense.

	May 31, 2011	May 31, 2010
		(restated)
		(Note 12)
	$	$
Principal amount of liability component	3,533,330	533,333
Amount converted to common shares	(1,533,332)	-
Unamortized discount	(890,498)	(65,625)
Net carrying amount	1,109,500	467,708

During the twelve month period ending May 31, 2011, the Lender converted $1,616,273 of the debenture, including principal and interest, into 44,470,387 shares of the Company’s common stock.  During the twelve month period ending May 31, 2011, the lender elected to exercise 1,105,991 share purchase warrants attached to the debenture to purchase 52,397,633 shares of the Company’s common stock using a cashless provision.

5.   Related Party Transactions

a)
During the twelve month period ended May 31, 2011, the President of the Company advanced $13,308 (2010 - $nil) to the Company, was repaid $405 (2010 - $4,557) by the Company, incurred $5,469 (2010 - $17,256) of expenses on behalf of the Company, owed $11,011 (2010 - $nil) in expenses to the Company and repaid $6,916 (2010 - $nil) in expenses to the Company. Included in accrued liabilities (see Note 3) is $271,098 (2010 - $207,126) for salaries owed to the President of the Company.

b)	During the twelve month period ended May 31, 2011, the Company paid $Nil (2010 - $27,132) to a relative of the President of the Company for finder’s fees incurred on two private placements.

c)	During the twelve month period ended May 31, 2011, the Company paid $47,336 (2010 - $36,719) to two companies related to the President of the Company for rent of office and laboratory space.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

5.    Related Party Transactions (continued)

d)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by two individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe.  The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $433,333 in research costs have been accrued under this agreement, of which $400,000 has been paid to Globe.  In addition, for the twelve month period ended May 31, 2011, the Company paid $121,349 to Globe for research and development costs incurred in excess of the contracted amount.  The Company also paid an additional $250,000 to Globe in the twelve month period ended May 31, 2011, for Milestone II payments per the Medical License Agreement with Globe for the development of the sublingual technology.

e)	During the twelve month period ended May 31, 2011, the Company paid $8,000 (2010 - $6,000) to a Director of the Company for consulting services.

f)
Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009.  The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.  Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

Working capital deficiency acquired	$(205,685)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

6.   Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture due March 18, 2014.  As part of the debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of common stock and also issued warrants to purchase 100,000 shares of common stoas a finders fee.  These warrants were valued using the Black-Scholes model using the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost.

To date, the Company has also incurred direct cash costs relating to this financing of a total of $146,146 which have also been recorded as deferred financing costs.

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

6.   Deferred Financing Costs (continued)

The deferred financing costs are being amortized over the term of the debt.

	May 31, 2011	May 31, 2010
		(restated)
		(Note 12)
	$	$
Deferred financing costs	1,041,396	952,250
Accumulated amortization	(298,471)	(49,596)
Net carrying amount	742,925	902,654

Share purchase agreement
Commitment fee (Note 8)	312,000	312,000
Write-off of commitment fee (Note 8)	(312,000)	-
	-	312,000

	742,925	1,214,654

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

a)  Deferred tax assets and liabilities

	May 31, 2011	May 31, 2010
		(restated)
		(Note 12)
	$	$
Property and equipment	19,964	8,218
Intangible assets	1,284	878
Operating loss carry forwards	1,799,515	560,350
Valuation allowance	(1,820,763)	(569,446)
Net future tax asset	-	-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)  Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $5,141,473 which will expire as follows:

2026	$9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,316,000
2031	3,540,473
$5,141,473

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

8.   Share Purchase Agreement

Pursuant to a Purchase Agreement dated May 28, 2010 and a Registration Rights Agreement dated May 28, 2010 with Lincoln Park Capital Fund, LLC (“LPC”), the Company could have sold to LPC up to $20,000,000 of its common stock over a thirty month period.  As part of this agreement, the Company was required to issue 600,000 shares of its common stock to LPC as a commitment fee for entering into the Purchase Agreement.  The fee was recorded as a payable at May 31, 2010 of $312,000 based on the fair market price of the stock of $0.52.

On June 15, 2010, the shares were issued.  The fair market value of the stock on the date of issuance was $0.42, resulting in a gain on the settlement of the payable of $60,000.

On August 14, 2010, the agreement was cancelled and the commitment fee of $312,000 was written off to share issue costs.  On May 31, 2011, the commitment fee of $312,000 less the gain on the settlement of the payable of $60,000 and the par value of $60 on the 600,000 shares issued, which results in a net amount of $251,940, was expensed to financing charges.

9.   Warrants

On January 20, 2009, pursuant to the completion of a private placement for a total of 2,000,000 units, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 shares of the Company’s common stock at $0.40 per share, expiring January 20, 2011.  On May 27, 2010, 540,000 of the warrants were exercised and on June 15, 2010, 460,000 of the warrants were exercised. The remaining balance of 1,000,000 unexercised warrants expired on January 20, 2011.  At May 31, 2011, $nil (2010 - 1,460,000) warrants issued are still outstanding.

On October 28, 2009, pursuant to the completion of a private placement for a total of 800,000 units, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 shares of the Company’s common stock at $1.00 per share, expiring October 28, 2011.  At May 31, 2011, 800,000 (2010 - 800,000) warrants issued are still outstanding.

On December 8, 2009, pursuant to the completion of a private placement for a total of 533,333 units, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 shares of the Company’s common stock at $1.00 per share, expiring December 8, 2011.  At May 31, 2011, 533,333 (2010 - 533,333) warrants issued are still outstanding.

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principle amount of U$4,200,000, the investor and other parties pursuant to the agreement were granted warrants to acquire 1,805,991 shares of the Company’s common stock at exercise prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015.  In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised.  At May 31, 2011, 700,000 (2010 - 1,805,991) warrants are still outstanding.

On April 7, 2010, pursuant to the completion of a private placement for a total of 625,000 units, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 shares of the Company’s common stock at $1.20 per share, expiring April 7, 2012.  At May 31, 2011, 625,000 (2010 - 625,000) warrants issued are still outstanding.

 A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Warrants outstanding at June 1, 2010	5,224,324	$0.68
Expired	(1,000,000)	$0.40
Exercised	(1,565,991)	$1.00
Warrants outstanding at May 31, 2011	2,658,333	$0.93

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

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

For the twelve months ending May 31, 2011, the fair value of the vested options of $461,098, under both the old plan and the new plan, have been expensed at May 31, 2011. The options are exercisable in full over the course of five years from date of grant, with four per cent (4%) of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested.  As of May 31, 2011, 1,248,000 options under the new plan had vested and 3,952,000 were nonvested.

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2010	2,000,000	$0.70
Granted	5,200,000	$0.07
Exercised	0	$0.07
Cancelled	(2,000,000)	(0.70)
Options outstanding at May 31, 2011	5,200,000	$0.07

The Company has estimated the fair value of each option under the new stock option plan on the date of grant,  and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	May 31, 2011	February 28, 2011

Risk-free interest rate	2.10%	2.36%
Expected life of options	5 years	5 years
Expected volatility in the market price of the shares	210%	205%
Expected dividend yield	0.0%	0.0%

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
May 31, 2011

11.   Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, amounts due to a related party, amounts due to shareholders, and a convertible debenture. Pursuant to ASC 820, “Fair Value Measurements and Disclosures”,  the fair value of cash, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The Company believes that the recorded values of its other financial instruments, accounts payable and accrued liabilities, amounts due to a related party and amounts due to shareholders, approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s convertible debt is classified as “Level 2” in the fair value hierarchy.  The Company believes that the carrying value of the convertible debt approximates its fair value based on current market borrowing rates.

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

13.   Contingencies

Under the terms of the convertible debenture (See Note 4) the Company must reserve for issuance 50,000,000 shares of common stock, as may be issuable from time to time upon a request for repayment of the debenture in common stock.  As at May 31 2011, the Company had only 29,016,808 shares of common stock available for issuance.

Subsequent to year end, on June 16 2011, the holders of a majority of the Company’s issued and outstanding stock approved an amendment to the Company’s bylaws, and an increase in the Company’s authorized capital from 196,000,000 shares of common stock to 1,000,000,000 shares of common stock in order to comply with the terms of the Debenture Agreement (see Note 14: Subsequent Events.)

Global Health Ventures Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2011

14.   Subsequent Events

In accordance with the terms of the debenture detailed in Note 4, the Company has received two investor notes with a contributed value of $250,000 and face value of $333,333 each, subsequent to the year end.

In addition, pursuant to the convertible debenture detailed in Note 4, the Company has allowed the investor to convert approximately $527,640 of the debenture, including principal and interest, into 24,100,000 shares of the Company’s common stock.

On June 1, 2011, the Company entered into a new employment agreement with the President of the Company whereby the compensation of the President will be Cdn $500,000 per year for a period of 5 years, or until the agreement is terminated or replaced.

On June 15, 2011, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 10,000,000 shares of the Company’s authorized but unissued preferred stock as Series “A” Preferred Stock.  The Preferred Stock ranks senior to any other series of preferred stock and common stock of the Company, par value $0.0001 per share, and carries with it the right to convert all or a portion of such stock into common stock.  Each share of Preferred Stock has voting rights and carry a voting weight equal to one hundred shares of common stock.  Holders of Preferred Stock are entitled to receive any declared dividends and holders of shares of common stock and Preferred Stock can vote together as a single class.

On June 15, 2011, the Company entered into a debt conversion agreement with the President of the Company, pursuant to which the President converted $54,000 worth of debt into 1,800,000 shares of the Company’s Series “A” Preferred Stock at a price of $0.03 per share.

On June 16, 2011, the holders of a majority of the Company’s issued and outstanding stock approved an amendment to the Company’s bylaws and an increase in the Company’s authorized capital from 196,000,000 shares of common stock, par value $0.0001, to 1,000,000,000 shares of common stock, par value $0.0001.  The purpose of the authorized capital increase was to reorganize the capital structure of the Company in connection with the new financing described below.

On June 16, 2011, the Company entered into a transaction with an investor whereby the Company issued a secured convertible promissory note to the investor in the amount of $4,338,833 (the “Note”) with a 25% original issue discount in exchange for $3,250,000, consisting of $250,000 paid in cash and 12 secured convertible promissory notes in the amount of $250,000 each (the “Investor Notes”).  The Note matures in 48 months and bears interest at a rate of 6% per annum while each Investor Note matures in 50 months and bears interest at the rate of 5% per annum.  In the event of a default, the outstanding balance of the Note will accrue interest at the rate of 12% per annum.  The investor has the right to convert the outstanding balance of the Note, in whole or in part, into shares of the Company’s common stock which will be valued at the market value.  As part of the transaction, the Investor also acquired warrants to purchase shares of the Company’s common stock equal to $250,000, exercisable until June 30, 2016.

On June 22, 2011, the Company issued 250,000 shares of common stock for services rendered in relation to an agreement the Company had entered into with a consultant to provide services to the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to certain deficiencies in our internal controls over financial reporting as described below.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to evaluate the effectiveness of our internal control over financial reporting.  Management has concluded that our internal control over financial reporting was not effective as of May 31, 2011 for the reasons described below.

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

Our annual audited consolidated financial statements for the year ended May 31, 2010 and our interim unaudited consolidated financial statements for the three months ended August 31, 2010 required an audit adjustment to the accounting and disclosure of the compensation paid Dr. Salari, our officer and director, in fiscal 2010.  The amount of compensation paid to Dr. Salari reported in our annual report on Form 10-K for the year ended May 31, 2010 was overstated due to our acquisition of Posh effective December 2009, and an inadvertent error in the accrual of compensation to which Dr. Salari was entitled.  Similarly, the amount of compensation paid to Dr. Salari reported in our quarterly report on Form 10-Q for the three months ended August 31, 2010 was overstated due to an inadvertent error in the accrual of compensation to which Dr. Salari was entitled.  Our annual audited consolidated financial statements for the year ended May 31, 2010 and our interim unaudited consolidated financial statements for the three months ended August 31, 2010 were restated to reflect this adjustment.

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2010, the following additional deficiencies were identified:

1.	Lack of segregation of duties/management override – in common with businesses that have few employees, there exists a weakness as one person performs many different functions; and

2.	Financial reporting deficiencies – certain accounting entries and related reporting of transactions were inadvertently not properly recorded in the past.

Management plans to remediate many of these deficiencies by engaging an accountant (other than our independent auditors) to prepare our financial statements on our behalf going forward.  In addition, management plans to work with such accountant in evaluating or proceeding with any potential acquisitions.  Also, management is currently considering additional remediation plans with respect to the above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of August 24, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Hassan Salari	President, Chief Executive Officer, Secretary, Treasurer, Director	58	September 29, 2008
Audrey Lew	Chief Financial Officer	47	May 14, 2009
Dr. David Filer	Director	64	May 14, 2009
Christian Bezy	Director	55	May 14, 2009

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Hassan Salari – President, Chief Executive Officer, Secretary, Treasurer, Director

Dr. Salari is an entrepreneur and scientist with over 25 years’ experience in the biotechnology field, specializing in highly sophisticated research, drug development programs and business development.  In addition to serving as our officer and director, he is currently a director of Eternity Healthcare Inc. (OTCBB: ETAH), a medical device company that plans to distribute in-home medical diagnostic kits throughout Canada.

From May 28, 2010 to March 30, 2011, Dr. Salari acted as a director of Neurokine Pharmaceuticals Inc. (OTCBB: NEUKF), a biopharmaceutical company engaged in drug re-profiling with an emphasis on treating diseases mediated by acute and chronic inflammatory reactions.  Prior to that, Dr. Salari served as a director of Pacgen Biopharmaceuticals Corporation., a public company listed on the TSX Venture Exchange.  From 1998 to 2007, Dr. Salari was the President and Chief Executive Officer of Chemokine Therapeutics Corp., a biotechnology company established to develop chemokine-based therapeutic products for human diseases that was listed on the OTC Bulletin Board and TSX.

From 1992 to 1998, Dr. Salari served as the President and Chief Executive Officer of Inflazyme Pharmaceuticals Ltd., a company he founded.  Dr. Salari maintained responsibility for managing the company’s business affairs as well as its drug discovery and development programs (focused on allergies and asthma).  While there, he negotiated and closed several licensing deals with biotechnology and pharmaceutical companies.

From 1991 to 1998, Dr. Salari was employed as a Professor in the Department of Medicine at the University of British Columbia.  From 1987 to 1990, he was an Assistant Professor in the same department, and from 1986 to 1987, he was a research associate.  During this time, Dr. Salari was the lead project investigator in cytokine research and drug development.  From 1984 to 1986, he worked as a research associate in the Department of Physiology at Laval University in Quebec, where he carried out work on the biology of human blood cells and their control by cytokines.  From 1981 to 1982, Dr. Salari worked in the Department of Immunology at McGill University in Montreal as a research associate.  He is the author of over 200 scientific articles, abstracts and books on various subjects the field of medicine.

Audrey Lew – Chief Financial Officer

Ms. Lew is a certified general accountant (CGA) with the Certified General Accountants Association of British Columbia.  She has served for more than 15 years as a controller and financial officer of a number of technology and health care companies, including Casting Workbook Services Inc. from 2007 to present; J. Lew Law Corporation from 2004 to 2007; and Chemokine Therapeutics Corp./Globe Laboratories Inc. from 2002 to 2004.  From 1993 to 2002, Ms. Lew was the corporate accountant for CML Global Capital Ltd.  She has experience in accounting practices and GAAP for both public and private companies.  Ms. Lew has a Bachelor of Arts degree from the University of British Columbia.

Dr. David Filer – Director

From 1983 to the present, Dr. Filer has been self-employed working on a consultant basis for various organizations.  He obtained a PhD in Microbiology and Molecular Biology in 1977 from Tel Aviv University.  From 1977 to 1982, Dr. Filer was an NIH fellow with Drs. Anthony Furano and Herbert Tabor.  From 1982 to 1983, he attended the EMBO Pasteur Institute Paris and from 1984 to 1999, Dr. Filer was a faculty member in the Cell Biology Department of the NYU Medical Center.

Dr. Filer has extensive experience with public companies in the field of healthcare.  He has been an independent analyst with a number of Wall Street firms and gained extensive contacts for fundraising and the management of biotechnology companies.  During the last 10 years, Dr. Filer has been self employed and worked as a healthcare analyst in New York for a number of investment bankers and brokerage firms as well as biotechnology companies.  He has assisted companies such as Paramount Biocapital, Sunrise Equities, Centercort Capital, Spencer Trask Ventures, Altira Capital, Cornerstone Pharmaceuticals, Cleveland Biolabs, Advaxis, Biocancell, United Therapeutics and Enzon Inc.  He works with investors, professional managers and inventors to establish and guide them and their companies through the process of seeking clinical investigation and the commercial development of cutting edge technologies and products.  In addition, he managed the merger of Unigene and Pfizer in 2008, a deal valued at approximately $60 million.

Christian Bezy – Director

Mr. Bezy is a businessman with over 30 years of experience in the mining industry, managing a large number of employees in several million dollar companies.  From 2008 to the present, he has been a Senior Geologist for Genivar Income Fund (Mining and Geology).  From November 2006 to February 2008, Mr. Bezy was the Chief Geologist with Semafo Inc., and from 2004 to 2006, he was the Senior Geologist at Richmont Mines Ltd. (East Amphil).

Between 2002 and 2003, Mr. Bezy was the Senior Geologist at Mines McWatters, Sigma-Lamaque Complex in Canada.  Prior to that date, he was a geologist at the les Mines d’or Kiena in Quebec.  Mr. Bezy has worked for several resource companies in Canada, including Kiena, Sigma, East-Amphi, Abcourt, Dorval, Mt-Laurier, and Mt-Wright at Fermont, and Samira in West Africa.  He obtained his B.Sc. in Geology from the University of Quebec in Montreal in 1978.  Mr. Bezy has experience in managing employees and consummation of business deals.  He is helping us gain market recognition and obtain partnerships with other companies in the same field.

Significant Employees

We have no significant employees other than our officers.

Family Relationships

There are no family relationships among our directors or officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Audit Committee

Our Board of Directors established an audit committee on July 28, 2009.  Since that date, Hassan Salari, Dr. David Filer and Christian Bezy have acted as the members of the audit committee.  Dr. Filer and Mr. Bezy are independent members of the committee according to NASDAQ Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), while Dr. Salari is not independent as he is one of our executive officers.  The audit committee is directed to review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; recommend annually to the Board of Directors the selection of our independent registered accountants; consider proposals made by our independent registered accountants for consulting work; and report to the Board of Directors, when so requested, on any accounting or financial matters.  The Board of Directors adopted a charter for the audit committee on July 28, 2009.

The audit committee is responsible for reviewing both our interim and annual financial statements.  For the purposes of performing their duties, the members of the audit committee have the right, at all times, to inspect all our books and financial records as well as those of our subsidiaries, and discuss with management and our auditors any accounts, records and matters relating to our financial statements. The audit committee meets periodically with management and annually with our auditors.

Since the commencement of our most recently completed financial year, our Board of Directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an auditor.

Audit Committee Financial Expert

Our Board of Directors has determined that we have one audit committee financial expert serving on the audit committee. Hassan Salari, our officer and director, has experience serving on audit committees of other public companies.  He was a member of the audit committee of Pacgen Biopharmaceuticals Corporation, a publicly traded company on the TSX Venture Exchange, from 2004 to 2009.

Nomination Procedures for Appointment of Directors

As of August 24, 2011, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.  Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position.  If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

Code of Ethics

On July 28, 2009, our Board of Directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our President, Secretary and Treasurer (being our principal executive officer) and our Chief Financial Officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

●	accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our President, Secretary and Treasurer and our chief Financial Officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct.  Further, all of our personnel are to be accorded full access to our Board of Directors if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by our President, Secretary and Treasurer or our Chief Financial Officer.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining our financial integrity, consistent with generally accepted accounting principles, and federal, provincial and state securities laws.  Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our President, Secretary and Treasurer.  If the incident involves an alleged breach of the Code of Ethics and Business Conduct by our President, Secretary and Treasurer, the incident must be reported to any member of our Board of Directors.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to our annual report on Form 10-K for the year ended May 31, 2009.  We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request.  Requests can be sent to: Global Health Ventures Inc., 409 Granville Street, Suite 1023, Vancouver, British Columbia, V6C 1T2 Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2011 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation received by our principal executive officer and principal financial officer during the years ended May 31, 2011 and May 31, 2010.  We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during such fiscal years.

Summary Compensation Table

Name and Principal Position	Year ended May 31	Salary ($)		Option Awards ($) (1)		Total ($)
Hassan Salari, CEO (2)	2011	301,980	(3)	347,718	(4)	649,698
	2010	282,150		384,308	(5)	666,458
Audrey Lew, CFO (6)	2011	36,238	(7)	27,540	(8)	63,778
	2010	15,646		27,414		43,060

(1)	See Note 10 of the notes to our financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)	Hassan Salari was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on September 29, 2008.

(3)	Represents CDN $300,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2011.

(4)	Represents stock-based compensation related to options vesting during the year ended May 31, 2011.

(5)	Represents compensation for acting as a director.

(6)	Audrey Lew was appointed as our Chief Financial Officer on May 14, 2009.

(7)	Represents CDN $36,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2011.

(8)	Represents stock-based compensation related to options vested during the year ended May 31, 2011.

Options Grants

On June 29, 2009, we granted options to acquire 2,000,000 shares of our common stock to our directors and officers.  These options were cancelled on November 12, 2010.  On the same day, we reissued options to acquire 5,200,000 shares of our common stock to our directors and officers. The following table sets forth information relating to the options granted to our principal executive officer and principal financial officer as of May 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested ($) (2)
Hassan Salari	4,000,000	0.07	November 12, 2015	3,040,000	150,480
Audrey Lew	400,000	0.07	November 12, 2015	304,000	15,048

(1)	These options vest on the first day of each month at a rate of four percent of the total each calendar month beginning on December 1, 2010.

(2)	Calculated be reference to the $0.0495 closing price of our common stock on May 31, 2011.

Compensation of Directors

The following table sets forth all compensation awarded to, earned by, or paid by us to the named directors during the year ended May 31, 2011.

Director Compensation

Name	Option Awards ($) (1)		Total ($)
David Filer	42,933	(2)	42,933
Christian Bezy	42,933	(2)	42,933

(1)	See Note 10 of the notes to our annual consolidated financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)	Represents stock-based compensation related to options vested during the year ended May 31, 2011.

Employment Contracts and Change-in-Control Arrangements

On May 1, 2009, we entered into an employment contract with Hassan Salari in his capacity as or Chief Executive Officer for a  term of 10 years, pursuant to which we were obligated to pay Dr. Salari a base salary of CDN $300,000 per year.  If we replaced Dr. Salari as our Chief Executive Officer at any time after the first anniversary of the contract, we were obligated to pay him an amount equal to two years of his base salary and all of the options granted to him would vest immediately.  On June 1, 2011, we entered into a  new employment contract with Dr. Salari whereby we are obligated to pay him a base salary of CDN $500,000 per year for a period of five years, or until the contract is terminated or replaced.  The termination provisions in this new contract are identical to those in the old contract.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans under which we provide pension, retirement or similar benefits to our directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. Other than our employment contract with Hassan Salari, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2011, we had granted options to acquire up to 5,200,000 shares of our common stock to our directors and officers as described elsewhere in this annual report.

Aggregated Option Exercises

There were no options exercised by any of our officers or directors during the year ended May 31, 2011.

Long-Term Incentive Plan

We do not have a long-term incentive plan in favor of any of our directors, officers, consultants or employees.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors.  Our directors may be compensated for their services as determined by our Board of Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  During the year ended May 31, 2011, our directors received stock options for their services as directors and one of our directors, Dr. David Filer, also received $8,000 in consulting fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not have any compensation plans under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of August 24, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of August 24, 2011, there were 191,333,192 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Hassan Salari (1) 1517 West 58th Avenue Vancouver, British Columbia Canada V6P 1W6	13,025,169 (2)	6.67
Series “A” Preferred Stock	Hassan Salari (1) 1517 West 58th Avenue Vancouver, British Columbia Canada V6P 1W6	1,800,000	100
Common Stock	Audrey Lew (3) 7229 Stirling Street Vancouver, British Columbia Canada V5P 4H6	400,000 (4)	(5)
Common Stock	Dr. David Filer (6) 165 East 32nd Avenue New York, NY 10016	400,000 (4)	(5)
Common Stock	Christian Bezy (7) 175 Baie de la Paix Val d’Or (Dubuisson), Quebec Canada J9P 4N7	400,000 (4)	(5)
	All Officers and Directors as a Group	16,025,169	106.67

(1)	Hassan Salari is our President, Chief Executive Officer, Secretary, Treasurer and director.

(2)	Includes 9,025,169 shares of our common stock and options to purchase 4,000,000 shares of our common stock at a price of $0.07 per share until November 12, 2015.

(3)	Audrey Lew is our Chief Financial Officer.

(4)	Represents options to purchase 400,000 shares of our common stock at a price of $0.07 per share until November 12, 2015.

(5)	Less than 1%.

(6)	Dr. David Filer is our director.

(7)	Christian Bezy is our director.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  We believe that the beneficial owners of our common stock listed above, based on information furnished to us by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5.

Changes in Control

We are not aware of any contract or other arrangement the operation of which may at a subsequent date result in a change of our control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended May 31, 2011, Hassan Salari, our President, Chief Executive Officer, Secretary, Treasurer and director, advanced $13,308 (2010 - $nil) to us, was repaid $405 (2010 - $4,557) by us, incurred $5,469 (2010 - $17,256) of expenses on our behalf, owed $11,011 (2010 - $nil) in expenses to us and repaid $6,916 (2010 - $nil) in expenses to us.

As at May 31, 2011, we included $271,098 (2010 - $207,126) in our accrued liabilities for salaries owed to Dr. Salari.

During the year ended May 31, 2011, we paid $Nil (2010 - $27,132) to a relative of Dr. Salari (Reza Salari) for finder’s fees incurred on two private placements.

During the year ended May 31, 2011, we paid $47,336 (2010 - $36,719) to two companies related to Dr. Salari (Pacific Therapeutics Inc. and Globe Laboratories Inc.) for rent of office and laboratory space.

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by two individuals related to Dr. Salari, to engage Globe for research on the sublingual technologies developed by Globe.  We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $433,333 in research costs have been accrued under this agreement, of which $400,000 has been paid to Globe.  In addition, for the year ended May 31, 2011, we paid $121,349 to Globe for research and development costs incurred in excess of the contracted amount.  We also paid an additional $250,000 to Globe in the year ended May 31, 2011, for Milestone II payments per our License Agreement with Globe for the development of the sublingual technology.

During the year ended May 31, 2011, we paid $8,000 (2010 - $6,000) to Dr. David Filer, our director, for consulting services.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements.  We currently use the definition in NASDAQ Rule 5605(a)(2) for determining director independence, which states that “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Two of our three current directors, Dr. David Filer and Christian Bezy, meet this definition of independence. Hassan Salari is not independent due to the fact that Dr. Salari is one of our executive officers.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia.  NI 51-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor.  As defined in National NI 52-110, Messrs. Filer and Bezy are independent directors.  For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see Item 10 under the heading “Business Experience”.

Dr. Salari, an audit committee member, is “financially literate”, as defined in NI 52-110, as he has the industry experience necessary to understand and analyze our financial statements, as well as an understanding of internal controls and procedures necessary for financial reporting.  Dr. Salari served for four years as a member of the audit committee of Pacgen Biopharmaceuticals Corporation (TSX-V.PGA) and has the necessary financial expertise to be classified as “financially literate.”

Since the commencement of our most recently completed financial year, we have not relied on the exemptions contained in sections 2.4 or 8 of NI 52-110.  Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided.  Section 8 (Exemptions) permits us to apply to a securities regulatory authority for an exemption from the requirements of NI 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the audit committee charter. A copy of our audit committee charter is filed as an exhibit to our annual report for the year ended May 31, 2009.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-110 of the Canadian Securities Administrators requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our Board of Directors currently consists of three members: Hassan Salari, Dr. David Filer and Christian Bezy.  We have determined that Dr. Salari is not independent as that term is defined in NI 52-110 due to the fact that Dr. Salari is one of our executive officers.  Messrs Filer and Bezy are independent.

Our Board of Directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the Board as set out by regulatory authorities on corporate governance in Canada and the United States.  Our Board’s primary responsibilities are to supervise our management, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The Board is also responsible for:

●	selecting and assessing members of the Board;

●	choosing, assessing and compensating our executive officers, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

●	reviewing and approving our strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

●	adopting our code of conduct and a disclosure policy, and monitoring performance against those policies;

●	ensuring the integrity of our internal control and management information systems;

●	approving any major changes to our capital structure, including significant investments or financing arrangements; and

●	reviewing and approving any other issues which, in the view of the Board or management, may require Board scrutiny.

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction), except that Dr. Salari served as a director of Neurokine Pharmaceuticals Inc. during the year ended May 31, 2011.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to our Board of Directors regarding their role on the Board, our committees and our directors, as well as the nature and operations of our business.  This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a Board member.  This information includes our most recent budget approved by the Board, our most recent annual report, our audited financial statements and copies of our interim quarterly financial statements.

The Board does not provide continuing education for our directors.  Each director is responsible for maintaining the skills and knowledge necessary to meet their obligations as director.

Nomination of Directors

Our Board of Directors is responsible for identifying new director nominees.  In identifying candidates for the Board, the Board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the Board.  As part of the process, the Board, together with management, is responsible for conducting background searches and is empowered to retain search firms to assist in the nomination process.  Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the Board.

Assessments

Our Board of Directors intends for individual director assessments to be conducted by other directors, taking into account each director’s contributions at Board meetings, service on committees, experience base, and their general ability to contribute to one or more of our major needs.  However, due to our stage of development and our need to deal with other urgent priorities, the Board has not yet implemented such a process of assessment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, UHY LDMB Advisors Inc., in connection with the audit of our financial statements for the years ended May 31, 2011 and 2010, reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended May 31, 2011 ($)	Year Ended May 31, 2010 ($)
Audit fees and audit-related fees	67,000	47,266
Tax fees	-	-
All other fees	4,496	-
Total	71,496	47,266

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements.  “Audit-related fees” are fees not included in audit fees that are billed by the auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by the auditors for professional services rendered for tax compliance, advice and planning.  “All other fees” are fees billed by the auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Our Board of Directors pre-approves all services provided by our auditors.  All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board has considered the nature and amount of fees billed by UHY LDMB Advisors Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining UHY LDMB Advisors Inc. as our auditors.

PART IV

ITEM 15.  EXHIBITS

The following documents are filed as a part of this annual report.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)
3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)
10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)
10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)
10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)
10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)
10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)
10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2011	GLOBAL HEALTH VENTURES INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Hassan Salari	President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)	August 24, 2011
Hassan Salari

/s/ Audrey Lew	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 24, 2011
Audrey Lew

/s/ Dr. David Filer	Director	August 24, 2011
Dr. David Filer

/s/ Christian Bezy	Director	August 24, 2011
Christian Bezy