Form 10-Q
period 2011-08-31
GLOBAL HEALTH VENTURES INC.
filed 2011-10-18
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

 Commission file number 333-137888

KEDEM PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 West Georgia Street, Suite 1500 Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

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

As of October 18, 2011, the registrant’ the registrant’s outstanding common stock consisted of 206,333,192 shares

ITEM 1. FINANCIAL STATEMENTS

Global Health Ventures Inc.

(A Development Stage Company)

August 31, 2011

(unaudited)

3

Global Health Ventures Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	August 31,	May 31,
	2011	2011
	(unaudited)	(audited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1,393,916	1,485,191
GST/HST receivable	50,824	14,314
Prepaid expenses	51,364	26,589
Due from shareholder	99,068	—
	1,595,172	1,526,094

Property, Plant and Equipment
Laboratory equipment	280,356	178,547
Accumulated depreciation	(52,135)	(45,482)
Computer hardware	16,035	14,398
Accumulated depreciation	(8,810)	(8,071)
Office furniture and fixtures	6,283	5,496
Accumulated depreciation	(3,274)	(3,136)
Office machines and equipment	1,649	550
Accumulated depreciation	(373)	(352)
	239,731	141,950

Intangible Assets
Patents and medical licenses	303,231	303,670
Accumulated amortization	(10,026)	(1,160)
Deferred finance charges –net (Note 6)	933,685	742,925
	1,226,890	1,045,435

Total Assets	3,061,793	2,713,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	387,811	342,306
Accrued liabilities (Note 3)	1,005,320	676,401
Convertible debenture (Note 4)	1,570,015	1,109,500
Due to shareholder	—	568
Due to related party	—	14

	2,963,146	2,128,789

Stockholders’ Equity
Common Stock: 1,000,000,000 shares authorized (May 31, 2011 – 196,000,000) $0.0001 par value
191,333,192 shares issued and outstanding (May 31, 2011 – 166,983,192)	19,098	16,663

Preferred Stock: 70,000,000 shares authorized (May 31 2011 – 80,000,000) $0.0001 par value
Nil shares issued and outstanding (May 31, 2011 – Nil)	—	—

Preferred Series “A” Stock: 10,000,000 shares authorized (May 31, 2011 – Nil), $0.0001 par value (Note 8)
1,800,000 shares issued and outstanding (May 31, 2011 – Nil shares)	180	—

Additional Paid-In Capital	8,270,195	7,139,018

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	3,819	18,639

Deficit accumulated during the development stage	(10,668,645)	(9,063,630)

	98,647	584,690

Total Liabilities and Stockholders’ Equity	3,061,793	2,713,479

(The accompanying notes are an integral part of these consolidated financial statements)

Global Health Ventures Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three Months Ended	Three Months Ended	Accumulated from April 25, 2006 (Date of inception)
	August 31, 2011	August 31, 2010	to August 31, 2011
		(Restated)
		(Note 12)
	$	$	$
Revenue	—	—	—

Expenses

Amortization	10,026	—	13,694
Depreciation	7,837	6,749	60,102
General and administrative	125,987	50,121	699,071
Professional fees:
Stock-based compensation	6,511	41,994	280,540
Incurred	39,587	33,794	644,972
Research and development	354,259	155,445	1,534,593
Salaries and wages:
Stock-based compensation	35,815	124,456	744,262
Incurred	145,204	94,449	893,542
Write-off of licensing costs	—	—	9,769

Total Expenses	725,226	507,008	4,880,545

Net Loss Before Other Income or Expense	(725,226)	(507,008)	(4,880,545)

Other Income or Expense
Gain on settlement of payable	—	60,000	60,000
Interest expense	(879,789)	(178,286)	(2,992,040)
Financing charges	—	—	(251,940)

Total Other Income or Expense	(879,789)	(118,286)	(3,183,980)

Net Loss	(1,605,015)	(625,294)	(8,064,525)

Other Comprehensive Income
Foreign currency translation adjustment	(14,820)	2,893	3,819

Comprehensive Loss	(1,619,835)	(622,401)	(8,060,706)

Net Loss Per Share – Basic and Diluted	(.01)	(.01)

Weighted Average Shares Outstanding	180,546,235	69,635,172

(The accompanying notes are an integral part of these consolidated financial statements)

F-2

Global Health Ventures Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US Dollars)

	Three Months Ended	Three Months Ended	Accumulated from April 25, 2006 (Date of inception)
	August 31, 2011	August 31, 2010	to August 31, 2011
		(Restated)	(Restated)
		(Note 12)
	$	$	$
Operating Activities

Comprehensive loss	(1,619,835)	(622,401)	(8,060,706)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	—	—	24,000
Amortization	10,026	—	13,694
Depreciation	7,837	6,749	60,102
Write-off of licensing costs	—	—	9,769
Gain on settlement of payable	—	(60,000)	(60,000)
Financing charges	—	—	251,940
Interest expense; on convertible debenture, amortization of deferred finance charges and debt discount	877,987	97,455	2,945,043
Stock based compensation	42,326	166,450	1,024,801
Foreign currency translation adjustment	14,820	—	21,782
Change in operating assets and liabilities:
GST/HST receivable	(36,510)	23,179	(18,172)
Prepaid expenses	(24,775)	820	(44,287)
Accounts payable and accrued liabilities	92,375	87,874	587,856

Net Cash Used In Operating Activities	(635,749)	(299,874)	(3,244,178)

Investing Activities

Cash acquired on investment in Posh	—	—	61,649
Credit on purchased equipment	—	15,000	15,000
Equipment purchased	(105,876)	(701)	(305,176)
Website development costs	—	—	(2,509)
Patents and medical licenses	—	(9,965)	(292,662)

Net Cash Used in Investing Activities	(105,876)	4,334	(523,698)

Financing Activities

Payment of share offering costs	—	—	(28,400)
Advances from (repayments to) shareholders	(99,636)	(9,084)	(99,068)
Advances from (repayments to) a related party	(14)	88	125,388
Proceeds from issuance of common stock	—	—	1,910,018
Proceeds from debenture payable	750,000	—	3,400,000
Deferred charges	—	—	(146,146)

Net Cash Provided by (Used In) Financing Activities	650,350	(8,996)	5,161,792

Increase (decrease) in Cash	(91,275)	(304,536)	1,393,916

Cash – Beginning of Period	1,485,191	1,045,958	—

Cash - End of Period	1,393,916	741,422	1,393,916

Supplemental Disclosures
Interest paid	1,802	—	2,704
Income taxes paid	—	—	—

Non-cash Financing Transactions
Payable settled with common shares	—	312,000	343,600
Common stock issued for shares of Posh	—	—	400
Shares issued in settlement of advances from related party	—	—	116,000
Shares issued in partial settlement of debenture payable	527,640	—	2,143,913
Warrants/Shares issued for deferred finance costs	241,404	252,000	1,389,154

(The accompanying notes are an integral part of these consolidated financial statements

Global Health Ventures Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit (Unaudited)

(Expressed in US Dollars)

	Common Sock		Preferred Series “A” Stock		Additional	Donated	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Paid-In Capital	Capital	Income	Stage	Total
					(restated)			(restated)	(restated)
	#	$	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	—	—	17,698	18,750	—	(135,382)	(92,882)
Donated services and rent	—	—	—	—	—	5,250	—	—	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	—	—	2,499,000	—	—	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	–	(980)	—	—	(2,449,020)	2,450,000	—	—	—
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	—	—	114,954	—	—	—	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	—	—	384,846	—	—	—	385,000
Foreign currency translation adjustment	—	—	—	—	—	—	41,632	—	41,632
Net loss for the year	—	—	—	—	—	—	—	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	—	—	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	—	—	99,987	—	—	—	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	—	—	499,933	—	—	—	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	—	—	392,815	—	—	—	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	—	—	—	—	—	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share (Note 6)	625,000	63	—	—	479,937	—	—	—	480,000
Cashless exercise of warrants	191,613	—	—	—	—	—	—	—	—
Convertible debenture financing	—	—	—	—	1,231,983	—	—	—	1,231,983
Beneficial conversion feature related to convertible debenture	—	—	—	—	63,267	—	—	—	63,267
Foreign currency translation adjustment	—	—	—	—	—	—	(16,031)	—	(16,031)
Stock-based compensation	—	—	—	—	521,377	—	—	—	521,377
Net loss for the period	—	—	—	—	—	—	—	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	—	—	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture (Note 13 )	—	—	—	—	(400,000)	—	—	—	(400,000)
Adjustment to discount amortization (Note 13)	—	—	—	—	—	—	—	154,514	154,514
Adjustment to salary expense (Note 13)	—	—	—	—	—	—	—	85,429	85,429
Adjustment to accrued interest expense (Note 13)	—	—	—	—	—	—	—	(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	—	—	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	—	—	251,940	—	—	—	252,000
Share issuance costs	—	—	—	—	(312,000)	—	—	—	(312,000)
Write-off of share issuance costs (Note 8)	—	—	—	—	251,940	—	—	—	251,940
Oct 4, 2010 - common shares issued for services	230,000	23	—	—	19,077	—	—	—	19,100
Jan 1, 2011 - common shares issued for services	250,000	25	—	—	12,475	—	—	—	12,500
Cashless exercise of warrants	163,226	—	—	—	—	—	—	—	—
Common shares for note conversion	44,470,387	4,447	—	—	1,500,306	—	—	—	1,504,753
Beneficial conversion feature related to convertible debenture	—	—	—	—	1,502,645	—	—	—	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	—	—	(5,240)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(6,962)	—	(6,962)
Stock-based compensation	—	—	—	—	461,098	—	—	—	461,098
Net loss for the period	—	—	—	—	—	—	—	(4,171,986)	(4,171,986)
Balance – May 31, 2011	166,983,192	16,663	—	—	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares for note conversion, convertible debenture	24,100,000	2,410	—	—	424,595	—	—	—	427,005
Series “A” Preferred shares issued	—	—	1,800,000	180	53,820	—	—	—	54,000
Jun 22, 2011 – common shares issued for services	250,000	25	—	—	(25)	—	—	—	—
Issuance costs re: warrants on convertible note	—	—	—	—	241,404	—	—	—	241,404
Beneficial conversion features related to convertible debenture and convertible note	—	—	—	—	369,057	—	—	—	369,057
Foreign currency translation adjustment	—	—	—	—	—	—	(14,820)	—	(14,820)
Stock-based compensation	—	—	—	—	42,326	—	—	—	42,326
Net loss for the period	—	—	—	—	—	—	—	(1,605,015)	(1,605,015)
Balance – August 31, 2011	191,333,192	19,098	1,800,000	180	8,270,195	2,474,000	3,819	(10,668,645)	98,647

(The accompanying notes are an integral part of these consolidated financial statements)

F-4

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at August 31, 2011, the Company has never generated any significant revenue and has accumulated losses of $10,668,645 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “GHLV”.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Posh Cosmeceuticals Ltd. (“Posh”), and its inactive wholly-owned subsidiary, Global Health (BC) Ventures Inc.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These financial statements should be used in conjunction with the Company’s annual audited financial statements.

c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance, depreciation of property, plant and equipment, stock based compensation, convertible debenture, and valuation of patents and medical licenses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

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

Property, plant and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20% diminishing balance
Computer hardware	45% diminishing balance
Office furniture and fixtures	20% diminishing balance
Office machines and equipment	20% diminishing balance

In the year of acquisition, these rates are reduced by one-half.

i)	Medical Technology Licenses

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

j)	Long-Lived Assets

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

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

2.	Summary of Significant Accounting Policies (continued)

k)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, a convertible note, and amounts due to/from shareholder. The fair value of financial instruments cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party and amounts due to/from shareholder were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of the Company’s long-term convertible note approximates its fair value based on current market borrowing rates. Accordingly, the long-term convertible note is classified as level 2 in the fair value hierarchy.

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

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at August 31, 2011 and 2010.

o)	Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, the Company accounts for share-based payments using the fair value method. Shares of common stock issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Recently Issued

In March 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 “Derivatives and Hedging”). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning on or after June 15, 2010.

In April 2010, the FASB published guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods with those years, beginning on or after June 15, 2010.

Future Pronouncements

The U.S. Securities and Exchange Commission (the “SEC”) is considering timelines for the use of International Financial Reporting Standards (“IFRS”) by SEC issuers. The Company expects to adopt IFRS as its reporting standard when the SEC requires its domestic registrants in the U.S. to transition to IFRS. The Company has not assessed the impact of this potential change on its financial position, results of operations or cash flows.

In May 2011, the FASB provided amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments provide clarification and/or additional requirements relating to the following a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of instruments classified in an entity’s shareholders’ equity, c) measurement of the fair value of financial instruments that are managed within a portfolio, d) application of premiums and discounts in a fair value measurement, and e) disclosures about fair value measurements. These amendments will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB provided amendments requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a singular continuous statement of comprehensive income or in two separate but continuous statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders equity. Additionally, the amendments require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations, or cash flows.

3.	Accrued Liabilities

	August 31, 2011 (unaudited) $	May 31, 2011 (audited) $
Accrued interest	632,284	340,235
Professional fees	32,256	25,000
Research and development	33,333	33,333
Salaries	294,291	271,098
Other	13,156	6,735
	1,005,320	676,401

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

4.	Convertible Debt

On March 19, 2010, the Company sold to one investor (the “Lender”) a $4,200,000 convertible debenture (the “Debenture”) due March 18, 2014, unless converted in accordance with the repayment terms prior to such date. The debenture bears interest at a rate of 12% per annum payable on maturity, is unsecured and ranks equally to any of the Company’s existing and future unsecured debts.

The Debenture was sold with a 25% discount from face value for a net book value of $3,150,000.  The $3,150,000 consists of cash of $400,000 paid at closing and eleven investor notes in the amount of $250,000 each. The investor notes are mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date. In March 2011, at the Lender’s discretion, two monthly investments notes were received by the Company. For the three months ended August 31, 2011, two investor notes were received by the Company. As at August 31, 2011, all eleven investor notes payable under the Debenture had been received by the Company.

Beginning six months from the closing date, the Lender may require the Company to repay the principal amount of the Debenture plus accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the Securities Purchase Agreement governing the Debenture (the “Agreement”). The Lender is not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the Debenture. In September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the Agreement.

As long as any amounts due under the Debenture are outstanding, the Company is prohibited, unless consented to by the Lender, from selling, leasing or otherwise disposing of any of its assets other than in its ordinary course of business, from merging or consolidating with any other person unless the Debenture is assumed by the surviving entity and from adopting any plan or arrangement for the dissolution or liquidation of the Company.  Debenture covenants also prohibit the Company from redeeming or repurchasing any of its capital stock or making any advance or loan to any person, firm or corporation except for reasonable business expenses advanced to Company employees or independent contractors in the ordinary course of business. Under the terms of the Agreement, the Company also has to reserve for issuance 50,000,000 shares of common stock as may be issuable from time to time upon a request for repayment of the Debenture in common stock. As at May 31, 2011, only 29,016,808 shares of the Company’s common stock were available for issuance.

On June 16 2011, the holders of a majority of the Company’s issued and outstanding stock approved an amendment to the Company’s bylaws and an increase in the Company’s authorized capital from 196,000,000 shares of common stock to 1,000,000,000 shares of common stock.

Events of default under the terms of the Agreement include the following:

a) Default of payment of interest or principal or any amount due under the Agreement;

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

i) Failure of the Company to continually maintain its status as a reporting company under the federal securities laws or as a DWAC eligible issuer; and

j) Failure to timely file reports required to be filed by the SEC.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

4.	Convertible Debt (continued)

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

Subsequent to August 31, 2011, on September 19, 2011, the Company had an event of default under the terms of the March 19, 2010 Debenture, as the Company did not maintain its DWAC eligibility. See Note 13: Contingencies, and Note 14: Subsequent Events, for additional information.

On June 16, 2011, the Company sold to the Lender a convertible note (the “Note”) in the amount of $4,338,833. The Note was sold with a 25% discount from face value for a net book value of $3,250,000, consisting of an initial cash payment of $250,000 paid at closing and twelve investor notes in the amount of $250,000 each. The Note matures in 48 months and bears interest at a rate of 6% per annum while each investor note matures in 50 months and bears interest at the rate of 5% per annum. In the event of a default, the outstanding balance of the Note will accrue interest at the rate of 12% per annum. Events of default under the terms of the Note and Warrant Purchase Agreement governing the Note (the “Note Agreement”) include the following:

a) Failure to make payments of costs, fees, interest, principal, or other amount due hereunder;

b) Failure to transfer or pledge the investor notes;

c) Failure to deliver conversion shares or shares of common stock to be delivered upon exercise of the warrant;

d) Breach of any covenant, obligation, condition or agreement contained in the Note or any of the other transaction documents;

e) Falsification of any representations and warrants made or furnished by or on behalf of the Company to the Lender in writing;

f) Failure to pay debts and/or voluntary bankruptcy;

g) Involuntary bankruptcy;

h) If any governmental or regulator authority takes on institutes any action that will materially affect the Company’s financial condition, operations or ability to pay or perform the Company’s obligations under the Note; and

i) The Company’s failure to maintain authorized but unissued shares of common stock equal to at least 200% of the number of shares of common stock that would be needed to fully convert the Note and exercise the warrant at any given time after the date that is 30 days from the date of the Note.

The Lender has the right to convert the outstanding balance of the Note, in whole or in part, into shares of the Company’s common stock which will be valued at the market value. As part of the transaction, the Lender also acquired warrants to purchase shares of the Company’s common stock equal to $250,000, exercisable until June 30, 2016. During the three months ended August 31, 2011, the Company received the $250,000 initial cash payment on the Note, and none of the twelve investor notes.

Subsequent to August 31, 2011, on September 19 2011, the Company had an event of default under the terms of the Note. See Note 13: Contingencies, and Note 14: Subsequent Events, for additional information.

In connection with the issuance of the Debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the Lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees.  Additional cash costs for commissions of $89,146 were incurred in the twelve month period ending May 31, 2011 and commissions of $8,716 were incurred in the three months ending August 31, 2011. These costs are being amortized as interest expense through March 18, 2014, the maturity date of the Debenture.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

4.	Convertible Debt (continued)

In connection with the issuance of the June 16, 2011 Note, the Company incurred $266,405 of issuance costs which consisted of $241,404 of non-cash costs for warrants issued to the Lender and $25,001 of cash costs for commission and legal costs incurred on the upfront payment of the Note, received by the Company on the date of the issuance, June 16, 2011.  The non cash costs consisting of $241,404 for warrants issued to the Lender are being amortized as interest expense through June 30, 2016, the maturity date of the warrants. The non-cash costs incurred on the upfront payment are being amortized as interest expense through June 16, 2015, the maturity date of the Note.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion option, or equity component.  Based on this calculation, $1,565,912 had been allocated to the equity component on the Debenture, issued March 19, 2010, as at May 31, 2011. For the three months ending August 31, 2011, an additional $369,057 has been allocated to the equity component, $285,714 relating to the Debenture and $83,343 relating to the Note.  During the three month period ended August 31, 2011, the Company recorded aggregate amortization of the debt discount on the Debenture and the Note in the amount of $636,650, which was charged to interest expense. The following table presents the cumulative totals of both instruments, as at August 31, 2011:

	August 31, 2011 (unaudited) $	May 31, 2011 (audited) $

Principal amount of liability component	4,533,329	3,533,330
Amount converted to common shares	(2,199,998)	(1,533,332)
Unamortized discount	(763,316)	(890,498)
Net carrying amount	1,570,015	1,109,500

During the three month period ending August 31, 2011, the Lender converted $527,640 of the March 19, 2010 Debenture, including principal and interest, into 24,100,000 shares of the Company’s common stock.

5.	Related Party Transactions

a)	During the three month period ended August 31, 2011, the President of the Company advanced $nil (three month period August 31, 2010-$nil) to the Company, was repaid $nil (three month period August 31, 2010 - $nil) by the Company and incurred $nil (three month period August 31, 2010 - $894) of expenses on behalf of the Company. During the three month period ended August 31, 2011, the Company loaned $108,733 to the President of the Company, of which $9,109 has been repaid. The balance is unsecured, repayable on demand, and bears no interest. Included in accrued liabilities (see Note 3) is $286,580 (August 31, 2010 - $215,928) for salaries owed to the President of the Company.

b)	During the three month period ended August 31, 2011, the Company paid $8,118 ( three month period ended August 31, 2010 - $12,727) to two companies related to the President of the Company for rent of office and laboratory space.

c)	On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by two individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $483,333 in research costs have been accrued under this agreement, of which $450,000 has been paid to Globe.

d)	During the three month period ended August 31, 2011, the Company paid $3,000 (three month period ended August 31, 2010 - $2,000) to a Director of the Company for consulting services.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

5.	Related Party Transactions (continued)

e)	Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009. The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

The following table sets forth the allocation of the purchase price for the investment in Posh:

Working capital acquired	$(205,685)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchasecharged to deficit	105,120
$104,720

6.	Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture due March 18, 2014.  As part of the debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of common stock and also issued warrants to purchase 100,000 common shares of common stock as a finder’s fee.

These warrants were valued at the date of issue of the debenture, March 19, 2010, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a non cash deferred financing cost on the March 19, 2010 debenture and is being amortized over the term of the underlying convertible debenture of 48 months, due March 18, 2014, and charged to interest expense.

On June 16, 2011, the Company sold to one investor a $4,338,833 convertible note due June 16, 2015.  As part of the note financing the Company issued share purchase warrants to purchase shares of the Company’s common stock equal to $250,000.

These warrants were valued at the date of issue of the note, June 16, 2011, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	1.49%
Expected term to exercise	4.79 years
Expected volatility of	208%
Expected dividend yield	0%

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

6.	Deferred Financing Costs (continued)

Based on this calculation $241,404 was recorded as a non cash deferred financing cost on the June 16, 2011 note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense.

For the three months ended August 31, 2011, amortization of the non cash warrants costs charged as interest expense on both the debenture and the note totaled $66,010.

As at August 31, 2011, on a cumulative basis, the Company had also incurred direct cash costs relating to both financings of a total of $174,863 which were also recorded as deferred financing costs, and are being amortized over the remaining term of the corresponding instruments.

	August 31, 2011 (unaudited) $	May 31, 2011 (audited) $
Deferred financing costs	1,311,517	1,041,396
Accumulated amortization	(377,832)	(298,471)
Net carrying amount	933,685	742,925

Share purchase agreement
Commitment fee	—	312,000
Write-off of commitment fee	—	(312,000)
	—	—

	933,685	742,925

7.	Income Taxes

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

a)	Deferred tax assets and liabilities

	August 31, 2011 (unaudited) $	May 31, 2011 (audited) $
Property and equipment	22,607	19,964
Intangible assets	4,889	1,284
Operating loss carry forwards	2,317,999	1,799,515
Valuation allowance	(2,345,495)	(1,820,763)
Net future tax asset	—	—

Management believes that it is more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

7.	Income Taxes (continued)

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $6,622,855 which will expire as follows:

2028	56,000
2029	168,000
2030	1,316,000
2031	3,540,473
2032	1,542,382
$6,622,855

8.	Series “A” Preferred Stock

On June 15, 2011, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 10,000,000 shares of the Company’s authorized but unissued preferred stock as Series “A” Preferred Stock. The Series “A” Preferred Stock ranks senior to any other series of preferred stock and common stock of the Company, par value $0.0001 per share, and carries with it the right to convert all or a portion of such stock into common stock. Each share of Series “A” Preferred Stock has voting rights and carries a voting weight equal to one hundred shares of common stock. Holders of Series “A” Preferred Stock are entitled to receive any declared dividends and holders of shares of common stock and Series “A” Preferred Stock can vote together as a single class.

On June 15, 2011, 1,800,000 shares of the Company’s Series “A” Preferred Stock were issued to the President of the Company, pursuant to a debt conversion agreement, where the President converted $54,000 of debt into 1,800,000 shares, at a price of $0.03 per share.

As at August 31, 2011, 1,800,000 (May 31, 2011 – Nil) shares of Series “A” Preferred Stock were issued and outstanding.

9.	Warrants

On January 20, 2009, pursuant to the completion of a private placement for a total of 2,000,000 units, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 shares of the Company’s common stock at $0.40 per share, expiring January 20, 2011. On May 27, 2010, 540,000 of the warrants were exercised and on June 15, 2010, 460,000 of the warrants were exercised. The remaining balance of 1,000,000 unexercised warrants expired on January 20, 2011. At August 31, 2011, nil (May 31, 2011 – nil) warrants were still outstanding.

On October 28, 2009, pursuant to the completion of a private placement for a total of 800,000 units, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 shares of the Company’s common stock at $1.00 per share, expiring October 28, 2011. At August 31, 2011, 800,000 (May 31, 2011 – 800,000) warrants were still outstanding.

On December 8, 2009, pursuant to the completion of a private placement for a total of 533,333 units, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 shares of the Company’s common stock at $1.00 per share, expiring December 8, 2011. At August 31, 2011, 533,333 (May 31, 2011 – 533,333) warrants were still outstanding.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

9.	Warrants (continued)

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of U$4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015. In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised. At August 31, 2011, 700,000 (May 31, 2011 – 700,000) warrants were still outstanding.

On April 7, 2010, pursuant to the completion of a private placement for a total of 625,000 units, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 shares of the Company’s common stock at $1.20 per share, expiring April 7, 2012. At August 31, 2011, 625,000 (May 31, 2011 - 625,000) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of US$4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. As at August 31, 2011, 6,250,000 (May 31, 2011 – nil) warrants totaling $250,000 were still outstanding.

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price $

Warrants outstanding at June 1, 2011	2,658,333	$0.93
Expired	—	—
Exercised	—	—
Issued	6,250,000	Note A
Warrants outstanding at August 31, 2011	8,908,333	Note A

Note A: Per the terms of the Note Agreement, the exercise price of the warrants granted June 16, 2011 is defined as the lesser of:

(i) 100% of the average closing bid price for the three trading days with the lowest bid price reported by Bloomberg during the 20 trading days immediately prior to the exercise date; provided, however, that in the event the exercise price would be at any time be equal to less than $0.05 per share of common stock, the term 100% in the forgoing clause shall be replaced by 80% or;

(ii) $0.10 per share of common stock.

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

For the three months ending August 31, 2011, the fair value of the vested options of $42,326, under both the old plan and the new plan, has been expensed at August 31, 2011. The options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested. As of August 31, 2011, 1,872,000 options under the new plan had vested and 3,328,000 were nonvested.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

10.	Stock Options (continued)

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price $
Options outstanding at June 1, 2011	5,200,000	$0.07
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at August 31, 2011	5,200,000	$0.07

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	August 31, 2011	May 31, 2011

Risk-free interest rate	1.49%	2.10%
Expected life of options	5 years	5 years
Expected volatility in the market price of the shares	208%	210%
Expected dividend yield	0.0%	0.0%

11.	Fair Value Measures

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, amounts due to/from shareholders, and a convertible note. Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of its financial instruments accounts payable and accrued liabilities, amount due to a related party, and amounts due to shareholders, approximate their current values because of their nature and respective maturity dates or durations. The Company’s convertible debt is classified as “Level 2” in the fair value hierarchy. The Company believes that the carrying value of the convertible debt approximates its fair value based on current market borrowing rates.

Global Health Ventures Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2011

12.	Restatement of Prior Comparative Quarter

Subsequent to the quarter ending August 31, 2010, the Company identified that the compensation expense for the President of the Company for the three month period ended August 31, 2010 was overstated. In addition, during the review of the financial statements, the Company discovered that the accounting for the Debenture considered a beneficial conversion feature that was subsequently determined not to meet the criteria of a beneficial conversion feature.

The impact of these restatements on the August 31, 2010 interim financial statements was as follows:

	August 31, 2010
	As previously reported	Adjustment	As restated
Deficit	5,927,087	(410,149)	5,516,938
Convertible debenture	(488,890)	(16,757)	(505,647)
Accrued expenses	(477,159)	26,907	(450,252)
Additional paid up capital	(3,963,167)	400,000	(3,563,167)
Salary expense incurred	149,659	(55,210)	94,449
Interest expense	335,083	(156,797)	178,286

13.	Contingencies

On September 19, 2011, the Company had an event of default under the terms of the March 19, 2010 Debenture, as the Company did not maintain its DWAC eligibility. Furthermore, the Company had an event of default under the terms of the Note, since the Company is required to maintain a reserve of authorized but unissued shares equal to 200% of the number of shares of common stock necessary to fully convert the Note and warrants at any given time. New agreements are currently being drawn up between the Company and the Lender.

14.	Subsequent Events

Subsequent to August 31, 2011, pursuant to the March 19, 2010 Debenture, the Company has allowed the Lender to convert approximately $147,887 of the Debenture, including principal and interest, into 15,000,000 shares of the Company’s common stock.

On September 15, 2011, the Company entered into a debt conversion agreement with the President of the Company, pursuant to which the President converted $100,000 worth of debt into 5,000,000 shares of the Company’s Series “A” Preferred Stock at a price of $0.02 per share.

On September 19, 2011, the Company had an event of default under the terms of the March 19, 2010 Debenture, as the Company did not maintain its DWAC eligibility. Furthermore, the Company had an event of default under the terms of the June 16, 2011 Note, since the Company is required to maintain a reserve of authorized but unissued shares equal to 200% of the number of shares of common stock shares necessary to fully convert the Note and warrants at any given time. New agreements are currently being drawn up between the Company and the Lender.

On September 23, 2011, the Company completed a merger with its wholly owned subsidiary, Kedem Pharmaceuticals Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

On September 26, 2011, the Company completed a 1 for 20 reverse split of its common stock and a corresponding decrease in its authorized capital by filing of a Certificate of Change with the Nevada Secretary of State. As a result of the reverse split, the Company’s authorized common stock decreased from 1,000,000,000 shares to 50,000,000, and its issued and outstanding common stock decreased from 196,333,192 shares to 9,816,660. In order for the name change and reverse split to be recognized on the OTC Bulletin Board, the Financial Industry Regulatory Authority (“FINRA”) must process the corporate actions.  The Company is in the process of submitting the required documentation to FINRA, but will continue to trade under the name Global Health Ventures Inc. and the symbol “GHLV” until such time as FINRA has declared the name change and reverse split effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, the terms "we", "us", "our", and the “Company" mean Kedem Pharmaceuticals Inc. and its subsidiaries, unless otherwise indicated. All financial information in this quarterly report is presented in U.S. dollars, unless otherwise indicated.

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

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Business Overview

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

 We are a multi-product company. Our current portfolio of products includes:

  X-Excite (male sexual enhancement drug)
  Relax-B (anti-stress drug)
  Nico-Z (nicotine replacement product)
  V-Energy (energy booster product)
  T-Slim (appetite suppressor drug)
  POS001 (growth of hair follicles product)
  POS002 (treatment of cellulite product)

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

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company incorporated in British Columbia, Canada and controlled by two individuals related to Hassan Salari, our officer and director (Julian Salari and Frederick Salari), to engage Globe to conduct research on the sublingual technologies developed by Globe.

On March 15, 2010, we entered into the License Agreement with Globe pursuant to which we acquired the exclusive use of Globe’s sublingual technology for drug delivery for our products. We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. In addition, for each product we develop using the same formulation, we agreed to pay to Globe the following fees:

  $25,000 upon the commencement of Phase I (drug safety and tolerability study);
  $250,000 upon the completion of Phase I;
  $1,000,000 upon the completion of Phase III (or similarly approved trials, such as 505(b)2) (drug concentration measurement in comparison to the existing formula);
  $3,500,000 upon the first anniversary of sale; and
  2% of the net sales of all products licensed to us by Globe (the “Royalty Payments”).

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2011 should be read in conjunction with our interim consolidated financial statements and the related notes thereto included in this report, as well as our most recent annual report on Form 10-K for the fiscal year ended May 31, 2011. The financial information for the period ended August 31, 2010 included in this report has been restated as the compensation expense of our President for the year ended May 31, 2010 was overstated and to correct the accounting for the beneficial conversion feature of the convertible debenture sold in March 2010 (see Note 12). Refer to our Form 8-K filed with the SEC on January 4, 2011 for additional information.

Revenues

We have not generated any revenues from our inception on April 25, 2006 to August 31, 2011. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the three months ended August 31, 2011, we incurred $725,226 in total expenses, including $354,259 in research and development costs, $181,019 in salaries and wages, $46,098 in professional fees and $125,987 in general and administrative expenses. During the three months ended August 31, 2010, we incurred total expenses of $507,008, including $155,445 in research and development costs, $218,905 in salaries and wages, $75,788 in professional fees and $50,121 in general and administrative expenses. The increase in our total expenses between the two periods was primarily due to increases in our research and development costs and general and administrative expenses, which was in turn attributable to an increase in our overall operations.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs. Our general and administrative expenses increased by $75,866 during the three months ended August 31, 2011 compared to the same period in 2010 due to the increase in our overall operations as described above, and particularly, increases in our travel and advertising and promotion expenses. Our research and development costs increased by $198,814 between the two periods largely as a result of advances in our product development and clinical and manufacturing work, as well as an increase in our purchases of raw materials for conducting research on our products. In contrast, our salaries and wages decreased by $37,866 because of a decrease in personnel and a decrease in stock based compensation expense, while our professional fees decreased by $29,690 primarily due to a decrease in our legal fees.

During the three months ended August 31, 2011, we incurred a net loss from operations of $725,226, compared to a net loss from operations of $507,008 during the three months ended August 31, 2010. We also incurred $879,789 in interest expense during our most recent fiscal quarter, whereas we incurred $178,286 in interest expense, as offset by a $60,000 gain on the settlement of a payable, during the same period in our prior fiscal year. The increase in our interest expense was entirely due to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010 and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011. The terms of these securities are described more fully in Note 4 of the notes to our interim consolidated financial statements included elsewhere in this report.

Net Loss

During the three months ended August 31, 2011, we incurred a net loss of $1,605,015, compared to a net loss of $625,294 during the three months ended August 31, 2010. Our net loss per share was $0.01 for each of these periods.

Liquidity and Capital Resources

As of August 31, 2011 we had $1,393,916 in cash and cash equivalents, $3,061,793 in total assets, $2,963,146 in total liabilities and a working capital deficit of $1,367,974. As of August 31, 2011 we had an accumulated deficit of $10,668,645.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during our fiscal year ended May 31, 2012. Accordingly, our ability to generate any revenues continues to be uncertain.

During the three months ended August 31, 2011, we spent $635,749 in cash on operating activities, compared to $299,874 in cash spending on operating activities during the three months ended August 31, 2010. The increase in our cash spending on operating activities during our most recent fiscal quarter was primarily attributable to the increase in our net loss as described above and a decrease in our GST/HST receivable, as offset by a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the category of interest expense.

We spent $105,876 in cash on investing activities during the three months ended August 31, 2011, compared to receiving cash of $4,334 from investing activities during the same period in our prior fiscal year. Our increase in our cash spending on investing activities during the recent fiscal year was mostly due to a significant increase in our spending on equipment from $701 to $105,876.

During the three months ended August 31, 2011, we received $650,350 in net cash from financing activities, including $750,000 in proceeds from the issuance of a convertible debenture. During the three months ended August 31, 2010, we spent $8,996 in cash on financing activities, substantially all of which was attributable to repayments to shareholders. The increase in our cash receipts from financing activities during our most recent fiscal quarter resulted primarily from the proceeds of the debenture and a new convertible note, as counterbalanced to some extent by $99,636 in repayments to shareholders. Since our inception, we have received $3,400,000 in proceeds from the debenture and note and $1,910,018 in from the issuance of our common stock.

During the three months ended August 31, 2011, we incurred a comprehensive loss of $1,619,835. We estimate that our working capital requirements and projected operating expenses for the next 12 months will be approximately $2,250,000 as described in the “Plan of Operations” section, above. We do not currently have sufficient cash resources to meet our operating expenses for the next 12 months, so we plan to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, while obtaining commercial loans, assuming that such loans are available, would increase our liabilities and future cash commitments.

Going Concern

Our financial statements for the three months ended August 31, 2011 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not anticipate generating positive internal operating cash flow until we are able to generate substantial revenues from the commercialization of our products, and there is no assurance that we will achieve profitable operations in the future. We have historically financed our operations primarily through cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

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

Off-Balance Sheet Arrangements

As of August 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our financial statements for the period ended November 30, 2010, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2011, the following deficiencies were identified:

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

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2011 the following additional deficiencies were identified:

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

Accordingly, our management concluded that our disclosure controls and procedures as of August 31, 2011 were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us or any of our subsidiaries, or of which any of our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially  of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or securityholder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

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

Date: October 18, 2011	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer,
Secretary, Treasurer, Director (Principal Executive Officer)

