Form 10-Q
period 2011-11-30
Kedem Pharmaceuticals Inc.
filed 2012-01-19
CIK 1376228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

As of January 19, 2012, the registrant’s outstanding common stock consisted of 11,067,224 shares.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

 KEDEM PHARMACEUTICALS INC.
(A Development Stage Company)
(Formerly known as GLOBAL HEALTH VENTURES INC.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)

NOVEMBER 30, 2011

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
November 30, 2011
(unaudited)

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)

	November 30,	May 31,
	2011	2011
	(unaudited)	(audited)
		(Reclassified)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	882,190	1,485,191
GST/HST receivable	75,761	14,314
Prepaid expenses	134,186	26,589
Due from shareholder	58,326	-
	1,150,463	1,526,094

Property, Plant and Equipment
Laboratory equipment	325,386	178,547
Accumulated depreciation	(56,547)	(45,482)
Computer hardware	16,035	14,398
Accumulated depreciation	(9,694)	(8,071)
Office furniture and fixtures	6,283	5,496
Accumulated depreciation	(3,427)	(3,136)
Office machines and equipment	2,489	550
Accumulated depreciation	(452)	(352)
Leasehold improvements	25,905	-
Accumulated depreciation	(648)	-
	305,330	141,950

Intangible Assets
Patents and medical licenses	304,407	303,670
Accumulated amortization	(22,406)	(1,160)
Deferred finance charges - net (Note 6)	252,152	742,925
	534,153	1,045,435

Total Assets	1,989,946	2,713,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	371,587	342,306
Accrued liabilities (Note 3)	308,746	336,166
Convertible debt and accrued interest (Note 4)	3,046,062	1,449,735
Due to shareholder	-	568
Due to related party	-	14

	3,726,395	2,128,789

Stockholders’ Equity
Common Stock: 50,000,000 shares authorized, $0.0001 par value, 11,066,668 shares issued and outstanding (a)	1,107	16,663

Series “A” Preferred Stock: 10,000,000 shares authorized, $0.0001 par value, 6,800,000 shares issued and outstanding (Note 8)	680	-
Additional Paid-In Capital	8,787,461	7,139,018

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	3,819	18,639

Deficit accumulated during the development stage	(13,003,516)	(9,063,630)

	(1,736,449)	584,690

Total Liabilities and Stockholders’ Equity	1,989,946	2,713,479

(a)	The Company completed a 1 for 20 reverse stock split of its common stock on November 7, 2011. See note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
(Expressed in US Dollars)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	Accumulated from April 25, 2006 (Date of inception) to November 30, 2011
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses

Amortization	10,026	–	20,052	–	23,720
Depreciation	18,772	8,574	26,609	15,322	78,874
General and administrative	95,969	71,787	221,956	121,910	795,040
Professional fees:
Stock-based compensation	12,137	51,712	18,648	93,706	292,676
Incurred	72,230	85,459	111,817	119,253	717,202
Research and development	270,638	144,580	624,897	300,025	1,805,231
Salaries and wages:
Stock-based compensation	67,211	157,593	103,026	282,050	811,473
Incurred	141,758	90,317	286,962	184,765	1,035,300
Write-off of licensing costs	–	9,769	–	9,769	9,769

Total Expenses	688,741	619,791	1,413,967	1,126,800	5,569,285

Net Loss Before Other Income or Expense	(688,741)	(619,791)	(1,413,967)	(1,126,800)	(5,569,285)

Other Income or Expense
Gain on settlement of payable	–	–	–	60,000	60,000
Loss on disposal of equipment	(33,708)	–	(33,708)	–	(33,708)
Loss on extinguishment of debt	(970,390)		(970,390)		(970,390)
Interest expense	(642,032)	(340,499)	(1,521,821)	(518,784)	(3,634,072)
Financing charges	–	–	–	–	(251,940)

Total Other Income or Expense	(1,646,130)	(340,499)	(2,525,919)	(458,784)	(4,830,110)

Net Loss	(2,334,871)	(960,290)	(3,939,886)	(1,585,584)	(10,399,395)

Other Comprehensive Income
Foreign currency translation adjustment	–	(5,724)	(14,820)	(2,831)	3,819

Comprehensive Loss	(2,334,871)	(966,014)	(3,954,706)	(1,588,415)	(10,395,576)

Net Loss Per Share – Basic and Diluted (b)	(.25)	(.27)	(.42)	(.45)

Weighted Average Shares Outstanding (b)	9,295,512	3,518,852	9,295,512	3,518,852

(b)
Earnings per share and weighted average shares outstanding figures have been adjusted in the current period, and retroactively adjusted in prior  periods,  to reflect the 1 for 20 reverse stock split of common stock that occurred effective November 7, 2011. See note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in US Dollars)

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010	Accumulated from April 25, 2006 (Date of inception) to November 30, 2011
	$	$	$	$	$
Operating Activities

Comprehensive loss	(2,334,871)	(966,014)	(3,954,706)	(1,588,415)	(10,395,576)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	-	-	24,000
Amortization	10,026	-	20,052	-	23,720
Depreciation	18,772	8,574	26,609	15,322	78,873
Write-off of licensing costs	-	9,769	-	9,769	9,769
Gain on settlement of payable	-	-	-	(60,000)	(60,000)
Loss on extinguishment of debt	970,390		970,390		970,390
Loss on disposal of equipment	33,708	-	33,708	-	33,708
Financing charges	-	-	-	-	251,940
Interest and amortization of deferred finance charges and debt discount on convertible debenture and convertible note	638,953	223,003	1,516,940	320,459	3,583,996
Stock-based compensation	79,348	209,306	121,674	375,756	1,104,149
Foreign currency translation adjustment	-	-	14,820	-	21,782
Change in operating assets and liabilities:
GST/HST receivable	(24,937)	(13,845)	(61,447)	9,334	(43,109)
Prepaid expenses	(82,822)	(2,032)	(107,597)	(1,212)	(127,109)
Accounts payable and accrued liabilities	(24,901)	162,375	67,474	250,248	562,955

Net Cash Used In Operating Activities	(716,334)	(368,864)	(1,352,083)	(668,739)	(3,960,512)

Investing Activities

Cash acquired on investment in Posh	-	-	-	-	61,649
Credit on purchased equipment	-	-	-	15,000	15,000
Equipment purchased	(86,134)	(20,477)	(192,010)	(21,178)	(391,310)
Website development costs	-	-	-	-	(2,509)
Patents and medical licenses	-	(826)	-	(10,790)	(292,662)

Net Cash Used in Investing Activities	(86,134)	(21,303)	(192,010)	(16,968)	(609,832)

Financing Activities

Payment of share offering costs	-	-	-	-	(28,400)
Advances from (repayments to) shareholders	40,742	22,608	(58,894)	13,524	(58,326)
Advances from (repayments to) a related party	-	3,992	(14)	4,080	125,388
Proceeds from issuance of common stock	-	-	-	-	1,910,018
Proceeds from debenture payable	250,000	500,000	1,000,000	500,000	3,650,000
Deferred charges	-	(25,888)	-	(25,888)	(146,146)

Net Cash Provided by (Used In) Financing Activities	290,742	500,712	941,092	491,716	5,452,534

Increase (decrease) in Cash	(511,726)	110,545	(603,001)	(193,991)	882,190

Cash - Beginning of Period	1,393,916	741,422	1,485,191	1,045,958	-

Cash - End of Period	882,190	851,967	882,190	851,967	882,190
Supplemental Disclosures
Interest paid	1,383	–	3,185	–	6,292
Income taxes paid	–	–	–	–	–

Non-cash Financing Transactions
Payables settled with common stock	–	19,100	–	331,100	343,600
Payables settled with series “A” preferred stock	100,000	–	154,000	–	154,000
Common stock issued for shares of Posh	–	–	–	–	400
Shares issued in settlement of advances from related party	–	–	–	–	116,000
Shares issued in partial settlement of debenture payable	252,887	641,975	780,527	_	2,396,799
Warrants issued for deferred finance costs	–	–	241,404	_	1,389,154
Shares issued for deferred finance costs	–	–	–	252,000	252,000

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit (Unaudited)
(Expressed in US Dollars)
	Common Stock		Preferred Series “A” Stock		Additional Paid-In	Donated	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Capital	Income	Stage	Total
					(restated)			(restated)	(restated)
	#	$	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	–	–	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	–	–	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	–	–	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	–	–	114,954	–	–	–	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	–	–	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	–	–	41,632	–	41,632
Net loss for the year	–	–	–	–	–	–	–	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	–	–	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	–	–	99,987	–	–	–	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	–	–	499,933	–	–	–	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	–	–	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share	625,000	63	–	–	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–	–	–
Convertible debenture financing	–	–	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	–	–	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture	–	–	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization	–	–	–	–	–	–	–	154,514	154,514
Adjustment to salary expense	–	–	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest	–	–	–	–	–	–	–	(41,802)	(41,802)

Balance – May 31, 2010 (as restated)	68,871,946	6,868	–	–	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	–	–	251,940	–	–	–	252,000
Share issuance costs	–	–	–	–	(312,000)	–	–	–	(312,000)
Write-off of share issuance costs	–	–	–	–	251,940	–	–	–	251,940
Oct 4, 2010 - common shares issued for services	230,000	23	–	–	19,077	–	–	–	19,100
Jan 1, 2011 - common shares issued for services	250,000	25	–	–	12,475	–	–	–	12,500
Cashless exercise of warrants	163,226	–	–	–	–	–	–	–	–
Common shares for note conversion	44,470,387	4,447	–	–	1,500,306	–	–	–	1,504,753
Beneficial conversion feature related to convertible debenture	–	–	–	–	1,502,645	–	–	–	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	–	–	(5,240)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(6,962)	–	(6,962)
Stock-based compensation	–	–	–	–	461,098	–	–	–	461,098
Net loss for the period	–	–	–	–	–	–	–	(4,171,986)	(4,171,986)

Balance – May 31, 2011	166,983,192	16,663	–	–	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares issued for note conversion, convertible debenture	39,100,000	3,910	–	–	660,104	–	–	–	664,014
Series “A” Preferred shares issued	–	–	6,800,000	680	153,320	–	–	–	154,000
Jun 22, 2011 – common shares issued for services	250,000	25	–	–	(25)	–	–	–	–
Issuance costs re: warrants on convertible note	–	–	–	–	241,404	–	–	–	241,404
Beneficial conversion features related to convertible debenture and convertible note	–	–	–	–	452,400	–	–	–	452,400
Adjustment re: 1 for 20 reverse stock split, November 7, 2011 (c)	(196,016,524)	(19,566)	–	–	19,566	–	–	–	–
Common shares issued for note conversion	750,000	75	–	–	–	–	–	–	75
Foreign currency translation adjustment	–	–	–	–	–	–	(14,820)	–	(14,820)
Stock-based compensation	–	–	–	–	121,674	–	–	–	121,674
Net loss for the period	–	–	–	–	–	–	–	(3,939,886)	(3,939,886)
Balance – November 30, 2011	11,066,668	1,107	6,800,000	680	8,787,461	2,474,000	3,819	(13,003,516)	(1,736,449)

(c) The Company completed a 1 for 20 reverse stock split of its common stock on November 7, 2011. See note 2.

 (The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

1.  Development Stage Company

Kedem Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc.  The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc.  On September 23, 2011, the Company completed a merger with its wholly-owned subsidiary, Kedem Pharmaceuticals Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State.  The Company is located in British Columbia, Canada.  The Company is a development stage specialty pharmaceutical company that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies.  The Company is a Development Stage Company, as defined under Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  As at November 30, 2011, the Company has never generated any significant revenue and has accumulated losses of $13,003,516 since inception.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “KDMP”.

2.  (i) Changes in Presentation

a)    Name Change

On September 23, 2011, the Company completed a merger with its wholly owned subsidiary, Kedem Pharmaceuticals, Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The subsidiary was incorporated entirely for the purpose of effecting the name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

The name change became effective in the market at the open of business on November 7, 2011. At that time, the Company’s common stock became eligible for quotation on the OTC BB under the name Kedem Pharmaceuticals Inc. and the trading symbol “GHLVD”. On December 20, 2011, the trading symbol changed permanently to “KDMP.”

b)    Reverse Stock Split

On September 26, 2011, the Company completed a 1 for 20 reverse stock split of its common stock and effected a corresponding decrease in its authorized share capital by filing of a Certificate of Change with the Nevada Secretary of State. The reverse stock split became effective in the market at the open of business on November 7, 2011. Par value of the common stock of $0.0001 remains unchanged. Share and per share amounts reflected throughout the consolidated financial statements and related notes th have been adjusted to reflect the reverse stock split.

2.  (ii)  Summary of Significant Accounting Policies

a)    Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and are expressed in U.S. dollars.  These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Posh Cosmeceuticals Ltd. (“Posh”), and its inactive wholly-owned subsidiary, Global Health (BC) Ventures Inc.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

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

d)    Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. All EPS calculations presented give effect to the reverse stock split.

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

h)    Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20% diminishing balance
Computer hardware	45% diminishing balance
Office furniture and fixtures	20% diminishing balance
Office machines and equipment	20% diminishing balance
Leasehold improvements	20% straight-line

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

2.  Summary of Significant Accounting Policies (continued)

h)    Property, Plant and Equipment (continued)

In the year of acquisition, these rates are reduced by one-half.

i)    Medical Technology Licenses

The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit.  The term of the current medical license is the later of the date on which all the licensed patents have expired or been revoked without a right of further appeal, and the date on which the marketing for the license agreements and the licenses granted under the agreement is seized.  The medical technology licenses are being amortized over seven years.

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

k)    Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, convertible debt, and amounts due to/from shareholder.  The fair value of financial instruments cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party and amounts due to/from shareholder were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The carrying value of the Company’s long-term convertible debt approximates its fair value based on current market borrowing rates.  Accordingly, the long-term convertible debt is classified as level 2 in the fair value hierarchy.

The Company’s operations are in Canada and the United States, resulting in exposure to market risks from changes in foreign currency rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

2.  Summary of Significant Accounting Policies (continued)

m)    Foreign Currency Translation

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in United States dollars.  In accordance with ASC 830 “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates.  Income and expense items are translated at average annual rates of exchange.  The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

n)    Research and development costs

Research costs are expensed in the period incurred.  Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization.  No such costs have been deferred as at November 30, 2011 and 2010.

o)    Stock-based Compensation

In accordance with ASC 718 “Stock Compensation”, the Company accounts for share-based payments using the fair value method.  Shares of common stock issued to third parties for non-cash consideration are valued based on the fair market value of the services provided, or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

Future Accounting Pronouncements

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

In June 2011, the FASB provided amendments requiring an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a singular continuous statement of comprehensive income or in two separate but continuous statements, eliminating the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Additionally, the amendments require an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  These amendments will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations, or cash flows, but will require the Company to present the statements of comprehensive income separately from its statements of equity, as these are currently presented on a combined basis.

Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

3.  Accrued Liabilities

	November 30, 2011 (unaudited) $	May 31, 2011 (audited) (Reclassified) $
Professional fees	20,000	25,000
Research and development	33,333	33,333
Salaries	248,678	271,098
Other	6,735	6,735
	308,746	336,166

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

The Debenture was sold with a 25% discount from face value for a net book value of $3,150,000.  The $3,150,000 consists of cash of $400,000 paid at closing and 11 investor notes in the amount of $250,000 each.  The investor notes are mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date.  As at November 30, 2011, all 11 investor notes payable under the Debenture had been received by the Company.

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

As long as any amounts due under the Debenture are outstanding, the Company is prohibited, unless consented to by the Lender, from selling, leasing or otherwise disposing of any of its assets other than in its ordinary course of business, from merging or consolidating with any other person unless the Debenture is assumed by the surviving entity and from adopting any plan or arrangement for the dissolution or liquidation of the Company.  Debenture covenants also prohibit the Company from redeeming or repurchasing any of its capital stock or making any advance or loan to any person, firm or corporation except for reasonable business expenses advanced to Company employees or independent contractors in the ordinary course of business.  Under the terms of the Agreement, the Company also has to reserve for issuance 50,000,000 (presented on a pre-reverse stock split basis) shares of common stock as may be issuable from time to time upon a request for repayment of the Debenture in common stock. As at May 31, 2011, only 29,016,808 (presented on a pre-reverse stock split basis) shares of the Company’s common stock were available for issuance.

On June 16 2011, the holders of a majority of the Company’s issued and outstanding stock approved an amendment to the Company’s bylaws and an increase in the Company’s authorized capital from 196,000,000 shares of common stock to 1,000,000,000 shares of common stock (presented on a pre-reverse stock split basis.)

Events of default under the terms of the Agreement include the following:

a)	Default of payment of interest or principal or any amount due under the Agreement;
b)	Material default, misrepresentation, or material breach of the covenants described in the paragraph above;
c)	Any transfer, conveyance, or assignment of substantial Company or subsidiary assets;
d)	Any money judgment, writ of warrant or attachment, or similar process against the Company in excess of $100,000;
e)	Failure to issue common stock within five business days of receipt of a written request for repayment of outstanding amounts in common stock;

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

4.  Convertible Debt (continued)

f)	The average dollar volume of common stock for any consecutive 10 day trading period falls below $40,000 per day;
g)	Control of the whole or a substantial portion of the Company by any governmental agencies;
h)	Order by a court adjudging the Company bankrupt or insolvent, or seeking reorganization;
i)	Failure of the Company to continually maintain its status as a reporting company under federal securities laws or as a DWAC eligible issuer; and
j)	Failure to timely file reports required to be filed by the SEC.

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

On September, 19, 2011, the Company had an event of default under the terms of the Debenture, as the Company did not maintain its DWAC eligibility. As a result of the default a forbearance agreement and exchange agreement was entered into by the Company and the Lender.

Pursuant to the exchange agreement, the Lender and the Company exchanged the Debenture (the “Note Exchange”) for a new secured convertible promissory note having a principal balance equal to the outstanding principal balance of the Debenture plus the sum of all accrued and unpaid interest, penalties, fees and adjustments owed under the Debenture as of October 27, 2011 minus $25,000 forgiven by the Lender. In accordance with ASC 470-50-40-4 the difference between the acquisition price of the debt and the net carrying amount of the Debenture as at October 27, 2011 was expensed in the period as loss on extinguishment of debt. The liability under the Debenture was extinguished as a result of the Note Exchange. The new convertible promissory note received by the Company is secured by all the assets of the Company, bears interest at a rate of 12% per annum, and has a maturity date of September 18, 2014.

On June 16, 2011, the Company sold to the Lender a convertible note (the “Note”) in the amount of $4,338,833.  The Note was sold with a 25% discount from face value for a net book value of $3,250,000, consisting of an initial cash payment of $250,000 paid at closing and twelve investor notes in the amount of $250,000 each.  The Note matures in 48 months and bears interest at a rate of 6% per annum while each investor note matures in 50 months and bears interest at the rate of 5% per annum.  In the event of a default, the outstanding balance of the Note will accrue interest at the rate of 12% per annum.  Events of default under the terms of the Note and Warrant Purchase Agreement governing the Note (the “Note Agreement”) include the following:

a)	Failure to make payments of costs, fees, interest, principal, or other amount due under the Note Agreement;
b)	Failure to transfer or pledge the investor notes;
c)	Failure to deliver conversion shares or shares of common stock to be delivered upon exercise of the warrant;
d)	Breach of any covenant, obligation, condition or agreement contained in the Note or any of the other transaction documents;
e)	Falsification of any representations and warrants made or furnished by or on behalf of the Company to the Lender in writing;
f)	Failure to pay debts and/or voluntary bankruptcy;
g)	Involuntary bankruptcy;
h)
If any governmental or regulatory authority takes on or institutes any action that will materially affect the Company’s financial condition, operations or ability to pay or perform the Company’s obligations under the Note; and

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

4.  Convertible Debt (continued)

i)
The Company’s failure to maintain authorized but unissued shares of common stock equal to at least 200% of the number of shares of common stock that would be needed to fully convert the Note and exercise the warrant at any given time after the date that is 30 days from the date of the Note.

The Lender has the right to convert the outstanding balance of the Note, in whole or in part, into shares of the Company’s common stock which will be valued at the market value.  As part of the transaction, the Lender also acquired warrants to purchase shares of the Company’s common stock equal to $250,000, exercisable until June 30, 2016.  During the six months ended November 30, 2011, the Company received the $250,000 initial cash payment on the Note, and one of the twelve investor notes.

On September 19, 2011, the Company had an event of default under the terms on the Note. As a result of the event of default, the Company and the Lender entered into a forbearance agreement, whereby the Lender agreed to reduce the outstanding balance of the Note by $25,000, to extend the original maturity date of the Note by six months, and to refrain and forbear temporarily from exercising and enforcing any of its remedies against the Borrower resulting from the event of default.

Under the terms of the forbearance agreement the modified Note is secured by all the assets of the Company, the share reserve under the Note was amended to be such number of shares necessary to effect the full conversion of the Note and the exercise of the warrant, and a cross default clause was added, whereby a breach or default by the Borrower of any covenant or term of condition contained in (i) the Note, (ii) any of the other loan documents or (iii) any other agreements, as defined in the forbearance agreement, shall, at the option of the Lender, be considered a default under the Note, in which event the Lender shall be entitled to apply all rights and remedies of the Lender under the terms of the Note Agreement and the Note.

In connection with the issuance of the Debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the Lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees.  Additional cash costs for commissions of $89,146 were incurred in the twelve month period ending May 31, 2011 and commissions of $8,716 were incurred in the six months ending November 30, 2011.  These costs were amortized as interest expense through to October 27, 2011, the date of extinguishment of the liability consisting of the Debenture. On October 27, 2011, the remaining unamortized balance of deferred issuance costs relating to the Debenture were expensed to the income statement, and classified as loss on extinguishment of debt.

In connection with the issuance of the Note, the Company incurred $266,405 of issuance costs which consisted of $241,404 of non-cash costs for warrants issued to the Lender and $25,001 of cash costs for commission and legal costs incurred on the upfront payment of the Note, received by the Company on the date of the issuance of the Note, June 16, 2011.  Additional cash costs for commissions of $35,307 were incurred in the six months ending November 30, 2011.  The non cash costs consisting of $241,404 for warrants issued to the Lender are being amortized as interest expense through June 30, 2016, the maturity date of the warrants.  The cash costs are being amortized as interest expense through December 14, 2015, the maturity date of the modified Note.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion option, or equity component.  Based on this calculation, $1,502,645 had been allocated to the equity component on the Debenture, issued March 19, 2010, as at May 31, 2011.  For the six months ending November 30, 2011, an additional $452,400 has been allocated to the equity component, $285,714 relating to the Debenture and $166,686 relating to the Note.

Prior to the date of cancellation of the Debenture on October 27, 2011, on a cumulative basis up to this date, $2,533,331 of the principal and accrued interest was converted into common shares by the Lender. During the six month period ending November 30, 2011, the Lender converted $780,527, of the Debenture principal and interest, into 2,705,000 shares (post 1 for 20 reverse stock split) of the Company’s common stock. During the six month period ended November 30, 2011, the Company recorded aggregate amortization of the debt discount on the Debenture and the Note in the amount of $963,642, which was charged to interest expense.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

4.  Convertible Debt (continued)

The following table presents the cumulative totals of both remaining instruments; the Note issued June 16, 2011 as modified October 27, 2011 and the New Note received in exchange for the Debenture.

	November 30, 2011 (unaudited) $	May 31, 2011 (audited) (Reclassified) $
Principal of liability component and accrued interest	3,232,309	3,873,565
Amount converted to common shares	-	(1,533,332)
Unamortized discount	(186,247)	(890,498)
Net carrying amount	3,046,062	1,449,735

5.  Related Party Transactions

a)
During the six month period ended November 30, 2011, the President of the Company incurred $5,735 (2010 - $2,330) of expenses on behalf of the Company.  During the six month period ended November 30, 2011, the Company loaned $108,733 to the President of the Company, of which $47,714 has been repaid.  The balance is unsecured, repayable on demand and bears no interest.  Included in accrued liabilities (see Note 3) is $248,678 (2010 - $241,980) for salaries owed to the President of the Company.

b)	During the six month period ended November 30, 2011, the Company paid $6,496 (2010 - $11,639) to two companies related to the President of the Company for rent of office and laboratory space.

c)
On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by two individuals related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe.  The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed.  To date, $533,333 in research costs have been accrued under this agreement, of which $500,000 has been paid to Globe.

d)	During the six month period ended November 30, 2011, the Company paid $6,000 (2010 - $4,000) to a Director of the Company for consulting services.

e)
Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009.  The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.  Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

5.  Related Party Transactions (continued)

Working capital acquired	$(205,685)
Property, Plant and Equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

6.  Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 Convertible Debenture due March 18, 2014.  As part of the debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of common stock and also issued warrants to purchase 100,000 (presented on a pre-reverse split basis) common shares of common stock as a finder’s fee.

These warrants were valued at the date of issue of the debenture, March 19, 2010, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost on the Debenture and  amortized over the term of the Debenture of 48 months and charged to interest expense. On October 27, 2011, pursuant to an exchange agreement with the Lender, the Lender cancelled the Debenture, and issued a new secured convertible promissory note in its place. The remaining balance of unamortized deferred financing costs of $638,209 were expensed on the date of cancellation of the Debenture and categorized on the income statement as loss on extinguishment of debt. As at November 30, 2011, the balance of deferred financing costs relating to the Debenture on the balance sheet in $Nil.

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

Based on this calculation $241,404 was recorded as a deferred financing cost on the note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense. For the six months ended November 30, 2011, amortization of the non cash warrants costs and direct cash costs incurred relating to both financings totaled $137,883.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

6.  Deferred Financing Costs (continued)

As at November 30, 2011, all deferred financing costs on the balance sheet relate to the June 16, 2011 convertible note.

	November 30, 2011 (unaudited) $	May 31, 2011 (audited) $
Deferred financing costs	276,711	1,041,396
Accumulated amortization	(24,559)	(298,471)
Net carrying amount	252,152	742,925

Share purchase agreement
Commitment fee	-	312,000
Write-off of commitment fee	-	(312,000)
	-	-

	252,152	742,925

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

a)  Deferred tax assets and liabilities

	November 30, 2011 (unaudited) $	May 31, 2011 (audited) $
Property and equipment	25,010	19,964
Intangible assets	8,526	1,284
Operating loss carry forwards	2,752,934	1,799,515
Valuation allowance	(2,786,470)	(1,820,763)
Net future tax asset	-	-

Management believes that it is not likely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)  Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $7,865,526 which will expire as follows:

2028	56,000
2029	168,000
2030	1,316,000
2031	3,540,473
2032	2,785,053
$7,865,526

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

8.  Series “A” Preferred Stock

On June 15, 2011, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 10,000,000 shares of the Company’s authorized but unissued preferred stock as Series “A” Preferred Stock. The Series “A” Preferred Stock ranks senior to any other series of preferred stock and common stock of the Company, has par value $0.0001 per share, and carries with it the right to convert all or a portion of such stock into common stock.  Each share of Series “A” Preferred Stock has voting rights and carries a voting weight equal to one hundred shares of common stock.  Holders of Series “A” Preferred Stock are entitled to receive any declared dividends and holders of shares of common stock and Series “A” Preferred Stock can vote together as a single class.

On June 15, 2011, 1,800,000 shares of the Company’s Series “A” Preferred Stock were issued to the President of the Company, pursuant to a debt conversion agreement, where the President converted $54,000 of debt into 1,800,000 shares, at a price of $0.03 per share.

On September 15, 2011, 5,000,000 shares of the Company’s Series “A” Preferred Stock were issued to the President of the Company, pursuant to a debt conversion agreement, where the President converted $100,000 of debt into 5,000,000 shares, at a price of $0.02 per share.

9.  Warrants

On January 20, 2009, pursuant to the completion of a private placement for a total of 2,000,000 units, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 shares of the Company’s common stock at $0.40 per share, expiring January 20, 2011.  On May 27, 2010, 540,000 of the warrants were exercised and on June 15, 2010, 460,000 of the warrants were exercised. The remaining balance of 1,000,000 unexercised warrants expired on January 20, 2011. At November 30, 2011, nil (May 31, 2011 – nil) warrants were still outstanding.

On October 28, 2009, pursuant to the completion of a private placement for a total of 800,000 units, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 shares of the Company’s common stock at $1.00 per share.  The 800,000 unexercised warrants expired on October 28, 2011.  At November 30, 2011, nil (May 31, 2011 – 800,000) warrants were still outstanding.

On December 8, 2009, pursuant to the completion of a private placement for a total of 533,333 units, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 shares of the Company’s common stock at $1.00 per share, expiring December 8, 2011. At November 30, 2011, 533,333 (May 31, 2011 – 533,333) warrants were still outstanding.

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of $4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015.  In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised.  At November 30, 2011, 700,000 (May 31, 2011 – 700,000) warrants were still outstanding.

On April 7, 2010, pursuant to the completion of a private placement for a total of 625,000 units, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 shares of the Company’s common stock at $1.20 per share, expiring April 7, 2012.  At November 30, 2011, 625,000 (May 31, 2011 - 625,000) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of $4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. As at November 30, 2011, 6,250,000 (May 31, 2011 – nil) warrants totaling $250,000 were still outstanding.

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

9.  Warrants (continued)

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at June 1, 2011	2,658,333	$0.93
Expired	(800,000)	-
Exercised	-	-
Issued	6,250,000	Note A
Warrants outstanding at November 30, 2011	8,108,333	Note A

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

(ii) $0.10 per share of common stock.

10.  Stock Options

On June 29, 2009, the Company granted 100,000 options to directors and officers of the Company.  On November 12, 2010, the Company cancelled these options and reissued 260,000 options to directors and officers of the Company.  Pursuant to ASC 718-20-35-8, cancellations with concurrent grants of replacement awards are treated as a modification of the terms of the cancelled award. As a result, compensation costs recorded subsequent to modification include the grant date fair value of the original award under the old plan, recognized as compensation costs ratably over the vesting period of the replacement options issued under the new plan, and the incremental cost resulting from the modification.

For the six months ending November 30, 2011, compensation cost recorded totaled $121,674. The replacement options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested.  As of November 30, 2011, 124,800 of the options under the new plan had vested and 135,200 were nonvested.

A summary of stock options outstanding is presented below:

	Number of Options (d)	Weighted Average Exercise Price (d)
Options outstanding at June 1, 2011	260,000	$1.40
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at November 30, 2011	260,000	$1.40

Kedem Pharmaceuticals Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements (Unaudited)
November 30, 2011

10.  Stock Options (continued)

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	November 30, 2011	May 31, 2011
Risk-free interest rate	1.31	2.10%
Expected life of options	4 years	5 years
Expected volatility in the market price of the shares	312%	210%
Expected dividend yield	0.0%	0.0%

(d) All per share information adjusted retroactively to reflect the 1 for 20 reverse stock split of its common stock on November 7, 2011.

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

12.  Comparative Figures

Certain amounts have been reclassified to conform with the presentation adopted for the current period.

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

Nico-Z

Nico-Z is a sublingual formulation of nicotine designed for cigarette replacement.  We are using a small dose of nicotine (about five times less than commercial nicotine) and plan to achieve a higher concentration of nicotine in the blood in a much shorter time span.  The rapid absorption of nicotine will be beneficial for individuals craving cigarette or tobacco products.  Nico-Z is not designed for smoking cessation.

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

X-Excite is our most advanced product and has been contracted out to a manufacturing company in Romania to produce exclusively for the European market.  The product was manufactured in accordance with European regulatory guidelines and was sent to a hospital in Bulgaria for Phase I human clinical trials.  The clinical trials were supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom.  The data from the clinical trials met our expectations and we plan to proceed with Phase I trials in North America in 2012.  Phase III clinical trials of X-Excite are planned for 2013.  We do not anticipate any hindrances to the progress of this product.

We plan to file to conduct Phase I clinical trials for Relax-B in 2012.  Our remaining products are in the early stages of development and we are conducting research for their development.

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company incorporated in British Columbia, Canada and controlled by two individuals (Julian Salari and Frederick Salari) related to Hassan Salari, our officer and director, to engage Globe to conduct research on the sublingual technologies developed by Globe.

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

Reverse Stock Split

On September 26, 2011, we completed a 1 for 20 reverse stock split of our issued and outstanding common stock and effected a corresponding decrease in our authorized share capital by filing a Certificate of Change with the Nevada Secretary of State.  The reverse stock split became effective in the market at the open of business on November 7, 2011.

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

Description	Our Cost to Complete ($)
Equipment	500,000
Leasehold improvement / rent	100,000
Research (1)	500,000
Packaging	20,000
Wages	350,000
Professional fees	300,000
Travel	50,000
Overhead	50,000
Administration	100,000
Total	1,970,000

(1)           Includes a quarterly payment of $50,000 to Globe.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2011 should be read in conjunction with our interim consolidated financial statements and the related notes thereto included in this report, as well as our most recent annual report on Form 10-K for the fiscal year ended May 31, 2011.  The financial information for the period ended November 30, 2010 included in this report has been restated as the compensation expense of our President for the year ended May 31, 2010 was overstated and to correct the accounting for the beneficial conversion feature of the convertible debenture we sold in March 2010.  Refer to our Form 8-K filed with the SEC on January 4, 2011 for additional information.

Revenues

We have not generated any revenues from our inception on April 25, 2006 to November 30, 2011.  We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production.  In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies.  We therefore expect to incur significant losses for the foreseeable future.  We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail.  There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

For the Three Months Ended November 30, 2011

During the three months ended November 30, 2011, we incurred $688,741 in total expenses, including $270,368 in research and development costs, $208,969 in salaries and wages, $84,367 in professional fees and $95,969 in general and administrative expenses.  During the three months ended November 30, 2010, we incurred total expenses of $619,791, including $144,580 in research and development costs, $247,910 in salaries and wages, $137,171 in professional fees and $71,787 in general and administrative expenses.  The increase in our total expenses between the two periods was primarily due to increases in our research and development costs and general and administrative expenses, both of which were attributable to an increase in our overall operations.  These increases were offset to some extent by decreases in our salaries and wages and professional fees for the period.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs.  Our general and administrative expenses increased by $24,182 during the three months ended November 30, 2011 compared to the same period in 2010 due to the increase in our overall operations as described above, and particularly, increases in our travel and advertising and promotion expenses.  Our research and development costs increased by $125,788 between the two periods largely as a result of advances in our product development and clinical and manufacturing work, as well as an increase in our purchases of raw materials for conducting research on our products.  In contrast, our salaries and wages decreased by $38,941 because of a decrease in personnel and a decrease in stock based compensation expense for the quarter, while our professional fees decreased by $52,804 primarily due to a decrease in our legal fees.

During the three months ended November 30, 2011, we incurred a net loss from operations of $688,741, compared to a net loss from operations of $619,791 during the three months ended November 30, 2010.  We also incurred $642,032 in interest expense, $970,390 in loss on the extinguishment of debt and $33,708 in loss on the disposal of equipment during our most recent fiscal quarter, whereas we only incurred $340,499 in interest expense during the same period in our prior fiscal year.  The increases in our interest expense and loss on the extinguishment of debt correspond directly to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010 which was exchanged for a new secured convertible promissory note on October 27, 2011, and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011, which was modified on October 27, 2011.  The terms of these securities and the loss on extinguishment of debt are described more fully in Note 4 and Note 6 of the notes to our interim consolidated financial statements included elsewhere in this report.

For the Six Months Ended November 30, 2011

During the six months ended November 30, 2011, we incurred $1,413,967 in total expenses, including $624,897 in research and development costs, $389,988 in salaries and wages, $130,465 in professional fees and $221,956 in general and administrative expenses.  During the same period in 2010, we incurred total expenses of $1,126,800, including $300,025 in research and development costs, $466,815 in salaries and wages, $212,959 in professional fees and $121,910 in general and administrative expenses.  The increase in our total expenses between the two periods was primarily due to increases $324,872 in our research and development costs and $100,046 in our general and administrative expenses, both of which were attributable to an increase in our overall operations as well as advances in our product development and clinical and manufacturing work as described above.  Similarly, these increases were substantially offset by decreases of $76,827 in our salaries and wages and $82,494 in our professional fees between the two periods, the first of which was due to decreases in personnel and a decrease in stock based compensation expense for the quarter, and the second of which resulted from a decrease in our legal fees.

During the six months ended November 30, 2011, we incurred a net loss from operations of $1,413,967, compared to a net loss from operations of $1,126,800 during the six months ended November 30, 2010.  We also incurred $1,521,821 in interest expense, $970,390 in loss on the extinguishment of debt and $33,708 in loss on the disposal of equipment during our most recent fiscal quarter, whereas we only incurred $518,784 in interest expense, as offset by a $60,000 gain on the settlement of a payable, during the same period in our prior fiscal year.  The increases in our interest expense and loss on the extinguishment of debt correspond directly to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010, which was exchanged for a new secured convertible promissory note on October 27, 2011, and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011, which was modified on October 27, 2011. The terms of these securities and the loss on extinguishment of debt are described more fully in Note 4 and Note 6 of the notes to our interim consolidated financial statements included elsewhere in this report.

From April 25, 2006 (Date of Inception) to November 30, 2011

From our inception on April 25, 2006 to November 30, 2011, we incurred $5,569,285 in total expenses, including $1,805,231 in research and development costs, $1,846,773 in salaries and wages, $1,009,878 in professional fees and $795,040 in general and administrative expenses.  From our inception on April 25, 2006 to November 30, 2011, we incurred a net loss from operations of $5,569,285, as well as $3,634,072 in interest expense, $970,390 in loss on the extinguishment of debt, $33,708 in loss on the disposal of equipment and $251,940 in financing charges, all of which were offset by a $60,000 gain on the settlement of a payable.

Net Loss

During the three months ended November 30, 2011, we incurred a net loss of $2,334,871, compared to a net loss of $960,290 during the three months ended November 30, 2010.  Our net loss per share was $0.25 and $0.27 for these periods, respectively.

During the six months ended November 30, 2011, we incurred a net loss of $3,939,886, compared to a net loss of $1,585,584 during the six months ended November 30, 2010.  Our net loss per share was $0.42 and $0.45 for these periods, respectively, adjusted to reflect the 1 for 20 reverse common stock split that we completed on November 7, 2011.  See Note 2(i)(b) of our interim consolidated financial statements included elsewhere in this report.

From our inception on April 25, 2006 to November 30, 2011, we incurred a net loss of $10,395,576.

Liquidity and Capital Resources

As of November 30, 2011 we had $882,190 in cash and cash equivalents, $1,989,946 in total assets, $3,726,395 in total liabilities and a working capital deficit of $2,575,932.  As of November 30, 2011 we had an accumulated deficit of $13,003,516.

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

For the Three Months Ended November 30, 2011

During the three months ended November 30, 2011, we spent $716,334 in cash on operating activities, compared to $368,864 in cash spending on operating activities during the three months ended November 30, 2010.  The increase in our cash spending on operating activities during our most recent fiscal quarter was primarily attributable to the increase in our net loss as described above and a decrease in our accounts payable and accrued liabilities, as offset by a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the categories of loss on the extinguishment of debt and interest and amortization expense.

We spent $86,134 in cash on investing activities during the three months ended November 30, 2011, compared to cash spending of $21,303 on investing activities during the same period in our prior fiscal year.  The increase in our cash spending on investing activities during the recent period was mostly due to an increase in our purchases of equipment from $20,477 to $86,134.

During the three months ended November 30, 2011, we received $290,742 in net cash from financing activities, including $250,000 in proceeds from the sale of a convertible debenture.  During the three months ended November 30, 2010, we received $500,712 in net cash from financing activities, substantially all of which was attributable to proceeds from the same convertible debenture.  Since our inception, we have received $3,650,000 in proceeds from the debenture and $1,910,018 in from the issuance of our common stock.

During the three months ended November 30, 2011, we incurred a comprehensive loss of $2,334,871.

For the Six Months Ended November 30, 2011

During the six months ended November 30, 2011, we spent $1,352,083 in cash on operating activities, compared to $668,739 in cash spending on operating activities during the six months ended November 30, 2010.  The increase in our cash spending on operating activities during the most recent period was primarily attributable to the increase in our net loss as described above and decreases in our GST/HST receivable, accounts payable and accrued liabilities, and prepaid expenses, which were counterbalanced to some extent by a number of adjustments to reconcile our net loss to cash spending on operating activities, significantly in the categories of loss on the extinguishment of debt and interest and amortization expense.

We spent $192,010 in cash on investing activities during the six months ended November 30, 2011, compared to cash spending of $16,968 on investing activities during the same period in our prior fiscal year.  The increase in our cash spending on investing activities during the recent period was mostly due to an increase in our purchases on equipment from $21,178 to $192,010.

During the six months ended November 30, 2011, we received $941,092 in net cash from financing activities, including $1,000,000 in proceeds from the sale of a convertible debenture.  During the six months ended November 30, 2010, we received $491,716 in cash from financing activities, substantially all of which was attributable to the same debenture.

During the six months ended November 30, 2011, we incurred a comprehensive loss of $3,954,706.

We estimate that our working capital requirements and projected operating expenses for the next 12 months will be approximately $1,970,000 as described in the “Plan of Operations” section, above.  We do not currently have sufficient cash resources to meet our operating expenses for the next 12 months, so we plan to raise additional funds through the issuance of equity securities or through debt financing.  There are no assurances that we will be able to obtain the funds required for our continued operation.  If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease our business.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, while obtaining commercial loans, assuming that such loans are available, would increase our liabilities and future cash commitments.

Going Concern

Our financial statements for the three and six months ended November 30, 2011 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of November 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

During the course of the preparation of our financial statements for the period ended November 30, 2011, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures.  A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2011, the following deficiencies were identified:

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

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2011 the following additional deficiencies were identified:

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

Accordingly, our management concluded that our disclosure controls and procedures as of November 30, 2011 were not effective.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)
3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)
3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)
10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)
10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)
10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)
10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)
10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)
10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)
10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)
10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)
14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Date: January 19, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)