Form 10-Q/A
period 2011-11-30
Kedem Pharmaceuticals Inc.
filed 2012-01-24
CIK 1376228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

Global Health Ventures Inc.

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

Large accelerated filer [  ] Non-accelerated filer [  ] Accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of January 19, 2012, the registrant’s outstanding common stock consisted of 11,067,224 shares.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Kedem Pharmaceuticals Inc. for the period ended November 30, 2011, filed with the Securities and Exchange Commission on January 19, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)

3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)

10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)

10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Presentation Linkbase (2)

(1)	Included as an exhibit to our Quarterly Report on Form 10-Q for the period ended November 30, 2011, filed with the Securities and Exchange Commission on January 19, 2012.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 24, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)