Form 10-Q
period 2012-02-29
Kedem Pharmaceuticals Inc.
filed 2012-04-16
CIK 1376228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-137888

KEDEM PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

885 West Georgia Street, Suite 1500 Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

Nevada	98-0633727
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 16, 2012, the registrant’s outstanding common stock consisted of 12,923,124 shares.

2

ITEM 1. FINANCIAL STATEMENTS

KEDEM PHARMACEUTICALS INC.

(A Development Stage Company)

(Formerly known as GLOBAL HEALTH VENTURES INC.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN U.S. DOLLARS)

FEBRUARY 29, 2012

3

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

February 29, 2012

(unaudited)

4

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US Dollars)

	February 29,	May 31,
	2012	2011
	(unaudited)	(audited)
		(Reclassified)
	$	$
ASSETS
Current Assets
Cash and cash equivalents	609,556	1,485,191
GST/HST receivable	89,579	14,314
Prepaid expenses	122,181	26,589
	821,316	1,526,094
Property, Plant and Equipment
Laboratory equipment	319,544	178,547
Accumulated depreciation	(56,000)	(45,482)
Computer hardware	16,035	14,398
Accumulated depreciation	(10,434)	(8,071)
Office furniture and fixtures	6,283	5,496
Accumulated depreciation	(3,575)	(3,136)
Office machines and equipment	2,489	550
Accumulated depreciation	(555)	(352)
Leasehold improvements	31,724	-
Accumulated depreciation	(2,056)	-
	303,455	141,950
Intangible Assets
Patents and medical licenses	306,179	303,670
Accumulated amortization	(34,594)	(1,160)
Deferred finance charges - net (Note 6)	246,036	742,925
	517,621	1,045,435

Total Assets	1,642,392	2,713,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	356,770	342,306
Accrued liabilities (Note 3)	392,815	336,166
Convertible debt and accrued interest (Note 4)	3,374,458	1,449,735
Due to shareholder	416	568
Due to related party	-	14
	4,124,459	2,128,789

Stockholders’ Equity
Common Stock: 50,000,000 shares authorized, $0.0001 par value, 12,067,224 shares issued and outstanding (a)	1,208	16,663
Series “A” Preferred Stock: 10,000,000 shares authorized, $0.0001 par value, 6,800,000 shares issued and outstanding (Note 8)	680	-
Additional Paid-In Capital	8,941,127	7,139,018
Donated Capital	2,474,000	2,474,000
Accumulated other comprehensive income	3,819	18,639
Deficit accumulated during the development stage	(13,902,901)	(9,063,630)
	(2,482,067)	584,690
Total Liabilities and Stockholders’ Equity	1,642,392	2,713,479

(a) The Company completed a 1 for 20 reverse stock split of its common stock on November 7, 2011. See note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011	Accumulated from April 25, 2006 (Date of inception) to February 29, 2012
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Amortization	10,886	–	30,938	–	34,606
Depreciation	14,643	9,705	41,252	25,027	93,517
General and administrative	118,836	99,198	340,792	221,107	913,877
Professional fees:
Stock-based compensation	9,360	6,556	28,008	100,262	302,036
Incurred	36,891	24,507	148,708	143,760	754,093
Research and development	142,262	192,244	767,159	492,269	1,947,493
Salaries and wages:
Stock-based compensation	51,477	36,055	154,503	318,105	862,950
Incurred	146,308	96,282	433,270	281,047	1,181,608
Write-off of licensing costs	–	–	–	9,769	9,769
Total Expenses	530,663	464,547	1,944,630	1,591,346	6,099,949
Net Loss Before Other Income or Expense	(530,663)	(464,547)	(1,944,630)	(1,591,346)	(6,099,949)

Other Income or Expense
Gain on settlement of payable	–	–	–	60,000	60,000
Loss on disposal of equipment	(32,524)	–	(66,232)	–	(66,232)
Loss on extinguishment of debt	–	–	(970,390)	–	(970,390)
Interest expense	(336,198)	(529,274)	(1,858,019)	(1,048,059)	(3,970,270)
Financing charges	–	–	–	–	(251,940)

Total Other Income or Expense	(368,722)	(529,274)	(2,894,641)	(988,059)	(5,198,832)

Net Loss	(899,385)	(993,821)	(4,839,271)	(2,579,405)	(11,298,781)

Other Comprehensive Income
Foreign currency translation adjustment	–	(9,464)	(14,820)	(12,295)	3,819

Comprehensive Loss	(899,385)	(1,003,285)	(4,854,091)	(2,591,700)	(11,294,962)

Net Loss Per Share – Basic and Diluted (b)	(.09)	(.26)	(.47)	(.68)

Weighted Average Shares Outstanding (b)	10,332,352	3,835,158	10,332,352	3,835,158

(b) Earnings per share and weighted average shares outstanding figures have been adjusted in the current period, and retroactively adjusted in prior periods, to reflect the 1 for 20 reverse split of common stock that occurred effective November 7, 2011. See note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US Dollars)

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011	Accumulated from April 25, 2006 (Date of inception) to February 29, 2012
	$	$	$	$	$
Operating Activities
Comprehensive loss	(899,385)	(1,003,285)	(4,854,091)	(2,591,700)	(11,294,962)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	-	-	-	24,000
Amortization	10,886	-	30,938	-	34,606
Depreciation	14,643	9,705	41,252	25,027	93,517
Write-off of licensing costs	-	-	-	9,769	9,769
Gain on settlement of payable	-	-	-	(60,000)	(60,000)
Loss on extinguishment of debt	-	-	970,390	-	970,390
Loss on disposal of equipment	32,524	-	66,232	-	66,232
Financing charges	-	-	-	-	251,940
Interest and amortization of deferred finance charges and debt discount on convertible debt	335,595	454,673	1,852,535	775,133	3,919,590
Stock-based compensation	60,837	42,612	182,511	418,367	1,164,986
Foreign currency translation adjustment	-	-	14,820	-	21,782
Change in operating assets and liabilities:
GST/HST receivable	(13,818)	(9,406)	(75,265)	(72)	(56,927)
Prepaid expenses	12,005	3,199	(95,592)	1,987	(115,104)
Accounts payable and accrued liabilities	69,252	107,683	136,726	357,932	632,207
Net Cash Used In Operating Activities	(377,461)	(394,819)	(1,729,544)	(1,063,557)	(4,337,974)

Investing Activities
Cash acquired on investment in Posh	-	-	-	-	61,649
Credit on purchased equipment	-	-	-	15,000	15,000
Equipment purchased	(45,884)	(32,708)	(237,894)	(53,887)	(437,193)
Website development costs	-	-	-	-	(2,509)
Patents and medical licenses	-	(1,337)	-	(12,127)	(292,662)
Net Cash Used in Investing Activities	(45,884)	(34,045)	(237,894)	(51,014)	(655,715)

Financing Activities
Payment of share offering costs	-	-	-	-	(28,400)
Advances from (repayments to) shareholders	58,742	586	(152)	14,110	416
Advances from (repayments to) a related party	-	-	(14)	4,080	125,388
Proceeds from issuance of common stock	-	-	-	-	1,910,018
Proceeds from convertible debt	91,969	750,000	1,091,969	1,250,000	3,741,969
Deferred charges	-	(31,585)	-	(57,473)	(146,146)
Net Cash Provided by Financing Activities	150,711	719,001	1,091,803	1,210,717	5,603,245
Increase (decrease) in Cash	(272,634)	290,137	(875,635)	96,146	1, 609,556
Cash – Beginning of Period	882,190	851,967	1,485,191	1,045,958	-
Cash - End of Period	609,556	1,142,104	609,556	1,142,104	1, 609,556
Supplemental Disclosures
Interest paid	735		3,920	–	7,027
Income taxes paid	–		–	–	–
Non-cash Financing Transactions
Payables settled with common stock	–	12,500	–	343,600	343,600
Payables settled with series “A” preferred stock	–	–	154,000	–	154,000
Common stock issued for shares of Posh	–	–	–	–	400
Shares issued in settlement of advances from related party	–	–	–	–	116,000
Shares issued in partial settlement of convertible debt	70,000	359,519	850,527	1,001,494	2,466,799
Warrants issued for deferred finance costs	–	–	241,404	_	1,389,154
Shares issued for deferred finance costs	–	–	–	252,000	252,000

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit (Unaudited)

(Expressed in US Dollars)

	Common Stock		Preferred Series “A” Stock		Additional Paid-In	Donated	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Capital	Income	Stage	Total
					(restated)			(restated)	(restated)
	#	$	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	–	–	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	–	–	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	–	–	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	–	–	114,954	–	–	–	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	–	–	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	–	–	41,632	–	41,632
Net loss for the year	–	–	–	–	–	–	–	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	–	–	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	133,333	13	–	–	99,987	–	–	–	100,000
Oct 28, 2009 - common shares issued for cash at $0.75 per share (Note 6)	666,667	67	–	–	499,933	–	–	–	500,000
Dec 8, 2009 - common shares issued for cash at $0.75 per share (Note 6)	533,333	53	–	–	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share	625,000	63	–	–	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–	–	–
Convertible debenture financing	–	–	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	–	–	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture	–	–	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization	–	–	–	–	–	–	–	154,514	154,514
Adjustment to salary expense	–	–	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense	–	–	–	–	–	–	–	(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	–	–	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	–	–	251,940	–	–	–	252,000
Share issuance costs	–	–	–	–	(312,000)	–	–	–	(312,000)
Write-off of share issuance costs	–	–	–	–	251,940	–	–	–	251,940
Oct 4, 2010 - common shares issued for services	230,000	23	–	–	19,077	–	–	–	19,100
Jan 1, 2011 - common shares issued for services	250,000	25	–	–	12,475	–	–	–	12,500
Cashless exercise of warrants	163,226	–	–	–	–	–	–	–	–
Common shares for note conversion	44,470,387	4,447	–	–	1,500,306	–	–	–	1,504,753
Beneficial conversion feature related to convertible debenture	–	–	–	–	1,502,645	–	–	–	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	–	–	(5,240)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(6,962)	–	(6,962)
Stock-based compensation	–	–	–	–	461,098	–	–	–	461,098
Net loss for the period	–	–	–	–	–	–	–	(4,171,986)	(4,171,986)
Balance – May 31, 2011	166,983,192	16,663	–	–	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares issued for note conversion, convertible debenture	40,100,000	4,010	–	–	660,115	–	–	–	664,125
Series “A” Preferred shares issued	–	–	6,800,000	680	153,320	–	–	–	154,000
Jun 22, 2011 – common shares issued for services	250,000	25	–	–	(25)	–	–	–	–
Issuance costs re: warrants on convertible note	–	–	–	–	241,404	–	–	–	241,404
Beneficial conversion features related to convertible debenture and convertible note	–	–	–	–	475,319	–	–	–	475,319
Adjustment re: 1 for 20 reverse stock split, November 7, 2011 (c)	(196,015,968)	(19,565)	–	–	19,565	–	–	–	–
Common shares issued for note conversion; modified promissory note	750,000	75	–		69,900	–	–	–	69,975
Foreign currency translation adjustment	–	–	–	–	–	–	(14,820)	–	(14,820)
Stock-based compensation	–	–	–	–	182,511	–	–	–	182,511
Net loss for the period	–	–	–	–	–	–	–	(4,839,271)	(4,839,271)
Balance – February 29, 2012	12,067,224	1,208	6,800,000	680	8,941,127	2,474,000	3,819	(13,902,901)	(2,482,067)

(c) The Company completed a 1 for 20 reverse split of its common stock on November 7, 2011. See note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at February 29, 2012, the Company has never generated any significant revenue and has accumulated losses of $13,902,901 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “KDMP”.

2.(i) Changes in Presentation

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

The name change became effective in the market at the open of business on November 7, 2011. At that time, the Company’s common stock became eligible for quotation on the OTCBB under the name Kedem Pharmaceuticals Inc. and the trading symbol “GHLVD”. On December 20, 2011, the trading symbol changed permanently to “KDMP.”

b)	Reverse Stock Split

On September 26, 2011, the Company completed a 1 for 20 reverse stock split of its common stock and effected a corresponding decrease in its authorized share capital by filing of a Certificate of Change with the Nevada Secretary of State. The reverse stock split became effective in the market at the open of business on November 7, 2011. Par value of the common stock of $0.0001 remains unchanged. Share and per share amounts reflected throughout these consolidated financial statements and related notes have been adjusted to reflect the reverse stock split.

2.(ii) Summary of Significant Accounting Policies

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

2.	Summary of Significant Accounting Policies (continued)

b)	Interim Financial Statements

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowance, depreciation of property, plant and equipment, stock based compensation, convertible debt, and valuation of patents and medical licenses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

February 29, 2012

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, convertible debt, and amounts due to a shareholder. The fair value of financial instruments cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party and amounts due to a shareholder were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of the Company’s long-term convertible debt approximates its fair value based on current market borrowing rates. Accordingly, the long-term convertible debt is classified as “Level 2” in the fair value hierarchy.

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

February 29, 2012

2.	Summary of Significant Accounting Policies (continued)

m)	Foreign Currency Translation

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in United States dollars. In accordance with ASC 830 “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. Foreign currency translation gains and losses are recognized in the statement of operations. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

n)	Research and development costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at February 29, 2012 and 2011.

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

In May 2011, the Financial Accounting Standards Board (the “FASB”) provided amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments provide clarification and/or additional requirements relating to the following a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of instruments classified in an entity’s shareholders’ equity, c) measurement of the fair value of financial instruments that are managed within a portfolio, d) application of premiums and discounts in a fair value measurement, and e) disclosures about fair value measurements. These amendments will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations or cash flows.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

2.	Summary of Significant Accounting Policies (continued)

In December 2011, the FASB issued amended guidance to ASC 210, “Balance Sheet”, with respect to disclosure of offsetting assets and liabilities as part of the effort to establish common requirements in accordance with U.S. GAAP and IFRS. This amended guidance requires the disclosure of both gross information and net information about both financial statements and derivative instruments eligible for offset in the Company’s balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangements. This guidance is effective for periods beginning on or after January 1, 2012, with respective disclosures required retrospectively for all comparative periods presented. The adoption of this guidance effective January 1, 2012 is not expected to have a material effect on the Company’s financial statements.

Other pronouncements issued by the FASB, or other authoritative accounting standard groups with future effective dates, are either not applicable, or are not expected to be significant to the financial statements of the Company.

3.	Accrued Liabilities

	February 29, 2012 (unaudited) $	May 31, 2011 (audited) (Reclassified) $
Professional fees	20,000	25,000
Research and development	33,333	33,333
Salaries	311,912	271,098
Other	27,570	6,735
	392,815	336,166

4.	Convertible Debt

On March 19, 2010, the Company sold to one investor (the “Lender”) a $4,200,000 convertible debenture (the “Debenture”) due March 18, 2014, unless converted in accordance with the repayment terms prior to such date. The Debenture bore interest at a rate of 12% per annum payable on maturity, was unsecured and ranked equally to any of the Company’s existing and future unsecured debts.

The Debenture was sold with a 25% discount from face value for a net book value of $3,150,000. The $3,150,000 consisted of cash of $400,000 paid at closing and 11 investor notes in the amount of $250,000 each. The investor notes were mandatorily pre-payable in sequence, at the rate of one note per month commencing on the seven month anniversary of the closing date. As at October 27, 2011, all 11 investor notes payable under the Debenture had been received by the Company.

Beginning six months from the closing date, the Lender could require the Company to repay the principal amount of the Debenture plus accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the Securities Purchase Agreement governing the Debenture (the “Agreement”). The Lender was not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amounts outstanding under the Debenture. In September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the Agreement.

Events of default under the terms of the Agreement included the following:

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

February 29, 2012

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

Pursuant to the exchange agreement, the Lender and the Company exchanged the Debenture (the “Note Exchange”) for a new secured convertible promissory note having a principal balance equal to the outstanding principal balance of the Debenture plus the sum of all accrued and unpaid interest, penalties, fees and adjustments owed under the Debenture as of October 27, 2011 minus $25,000 forgiven by the Lender. In accordance with ASC 470-50-40-4, the difference between the acquisition price of the debt and the net carrying amount of the Debenture as at October 27, 2011 was expensed in the period a loss on extinguishment of debt. The liability under the Debenture was extinguished as a result of the Note Exchange. The new secured convertible promissory note received by the Company is secured by all the assets of the Company, bears interest at a rate of 12% per annum, and has a maturity date of September 18, 2014. The new note contains a discount of $Nil.

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

e) Falsification of any representations and warranties made or furnished by or on behalf of the Company to the Lender in writing;

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

February 29, 2012

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

On September 19, 2011, the Company had an event of default under the terms of the Note. As a result of the event of default, the Company and the Lender entered into a forbearance agreement, whereby the Lender agreed to modify the Note by reducing the outstanding balance of the Note by $25,000, to extend the original maturity date of the Note by six months, and to refrain and forbear temporarily from exercising and enforcing any of its remedies against the Company resulting from the event of default.

Under the terms of the forbearance agreement the modified Note is secured by all the assets of the Company, the share reserve under the Note was amended to be such number of shares necessary to effect the full conversion of the Note and the exercise of the warrants, and a cross default clause was added, whereby a breach or default by the Company of any covenant or term of condition contained in (i) the Note, (ii) any of the other loan documents or (iii) any other agreements, as defined in the forbearance agreement, shall, at the option of the Lender, be considered a default under the Note, in which event the Lender shall be entitled to apply all rights and remedies of the Lender under the terms of the Note Agreement and the Note.

During the nine months ended February 29, 2012, the Company received the $250,000 initial cash payment on the Note, one of the twelve investor notes, and partial payment on the second of the twelve investor notes. During the nine month period ended February 29, 2012, the Company recorded amortization of the debt discount on the Note of $383,566, which was charged to interest expense.

In connection with the issuance of the Debenture, the Company incurred $952,250 of issuance costs which consisted of $895,250 of non-cash costs for warrants issued to the Lender and for warrants issued as a finder’s fee and $57,000 of cash costs for commissions and related professional fees. Additional cash costs for commissions of $89,146 were incurred in the twelve month period ending May 31, 2011 and commissions of $8,716 were incurred up until the date of exchange of October 27, 2011. These costs were amortized as interest expense through to October 27, 2011, the date of extinguishment of the liability consisting of the Debenture. On October 27, 2011, the remaining unamortized balance of deferred issuance costs relating to the Debenture were expensed to the income statement, and classified as loss on extinguishment of debt.

As at February 29, 2012, deferred finance costs relating to the Debenture remaining on the balance sheet total $Nil. In addition, as at February 29, 2012, deferred finance costs relating to the new secured convertible promissory note exchanged for the Debenture, on October 27, 2011, total $Nil. All remaining deferred finance costs on the balance sheet as at February 29, 2012 relate to the Note.

In connection with the issuance of the Note, the Company incurred $261,405 of issuance costs which consisted of $241,404 of non-cash costs for warrants issued to the Lender and $20,001 of cash costs for commission and legal costs incurred on the upfront payment of the Note, received by the Company on the date of the issuance of the Note, June 16, 2011. Additional cash costs for commissions of $23,337 were incurred in the nine months ending February 29, 2012. The non cash costs consisting of $241,404 for warrants issued to the Lender are being amortized as interest expense through June 30, 2016, the maturity date of the warrants. The cash costs are being amortized as interest expense through December 14, 2015, the maturity date of the Note, as modified.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion feature, or equity component.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

4.	Convertible Debt (continued)

Based on this calculation, as at February 29, 2012, $1,788,359 relating to the Debenture was allocated to equity for the beneficial conversion feature ($1,502,645 allocated to equity for the beneficial conversion feature for the twelve months ended May 31, 2011, and $285,714 allocated to equity for the beneficial conversion feature for the nine months ended February 29, 2012), $Nil has been allocated to equity for the beneficial conversion feature for the new secured convertible promissory note, exchanged for the Debenture on October 27, 2011, and $189,605 has been allocated to the equity component for the beneficial conversion feature on the Note, as modified.

Prior to the date of cancellation of the Debenture on October 27, 2011, on a cumulative basis up to this date, $2,533,331 of the principal and accrued interest was converted into common shares by the Lender. During the nine month period ended February 29, 2012, prior to the cancellation and exchange of the Debenture, the lender converted $780,527 of the interest and principal into 40,100,000 shares of the Company’s common stock, and subsequent to the date of the exchange, the Lender converted $70,000 of the new secured convertible promissory note principal and interest into 750,000 shares of the Company’s common stock, for a total of $850,527 of principle and interest converted in the nine months ended February 29, 2012.

The following table presents the cumulative totals of both remaining instruments: the Note issued June 16, 2011 and modified on October 27, 2011, and the secured convertible promissory Note, received in exchange for the Debenture on October 27, 2011.

	February 29, 2012 (unaudited) $	May 31, 2011 (audited) (Reclassified) $
Principal of liability component outstanding and accrued interest	3,499,323	2,340,233
Unamortized discount	(124,865)	(890,498)
Net carrying amount	3,374,458	1,449,735

5.	Related Party Transactions

a)	During the nine month period ended February 29, 2012, the President of the Company incurred $5,735 (nine month period ended February 28, 2011 – $2,330) of expenses on behalf of the Company. During the nine month period ended February 29, 2012, the Company loaned $108,733 to the President of the Company, of which $108,733 has been repaid. Included in accrued liabilities (see Note 3) is $311,912 (nine month period ended February 28, 2011 – $259,419) for salaries owed to the President of the Company.

b)	During the nine month period ended February 29, 2012, the Company paid $21,142 (nine month period ended February 28, 2011 - $39,274) to two companies related to the President of the Company for rent of office and laboratory space.

c)	On March 15, 2009, the Company entered into a research contract with Globe Laboratories Inc. (“Globe”), a company controlled by one individual related to the President of the Company, to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $583,333 in research costs have been accrued under this agreement, of which $550,000 has been paid to Globe.

d)	During the nine month period ended February 29, 2012, the Company paid $7,500 (nine month period ended February 28, 2011 – $6,000) to a Director of the Company for consulting services.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

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

Based on this calculation $895,250 was recorded as a deferred financing cost on the Debenture and amortized over the term of the Debenture of 48 months and charged to interest expense. On October 27, 2011, pursuant to an exchange agreement with the Lender, the Lender cancelled the Debenture, and issued a new secured convertible promissory note in its place. The remaining balance of unamortized deferred financing costs of $638,209 were expensed on the date of cancellation of the Debenture and categorized on the income statement as loss on extinguishment of debt. As at February 29, 2012, the balance of deferred financing costs relating to the Debenture on the balance sheet is $Nil.

On June 16, 2011, the Company sold to one investor a $4,338,833 convertible note due June 16, 2015. As part of the Note financing the Company issued share purchase warrants to purchase shares of the Company’s common stock equal to $250,000.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

6.	Deferred Financing Costs (continued)

These warrants were valued at the date of issue of the Note, June 16, 2011, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	1.49%
Expected term to exercise	4.79 years
Expected volatility of	208%
Expected dividend yield	0%

Based on this calculation $241,404 was recorded as a deferred financing cost on the Note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense. For the nine months ended February 29, 2012, amortization of the non-cash warrants costs and direct cash costs incurred relating to both financings total $152,021.

As at February 29, 2012, all deferred financing costs on the balance sheet relate to the Note.

	February 29, 2012 (unaudited) $	May 31, 2011 (audited) $
Deferred financing costs	284,742	1,041,396
Accumulated amortization	(38,706)	(298,471)
Net carrying amount	246,036	742,925

Share purchase agreement
Commitment fee	-	312,000
Write-off of commitment fee	-	(312,000)
	-	-

	246,036	742,925

7.	Income Taxes

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

a)	Deferred tax assets and liabilities

	February 29, 2012 (unaudited) $	May 31, 2011 (audited) $
Property and equipment	25,417	19,964
Intangible assets	12,108	1,284
Operating loss carry forwards	3,067,134	1,799,515
Valuation allowance	(3,104,659)	(1,820,763)
Net future tax asset	-	-

Management believes that it is not likely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

7.	Income Taxes (continued)

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $8,763,240 which will expire as follows:

2026	9,000
2027	52,000
2028	56,000
2029	168,000
2030	1,316,000
2031	3,540,473
2032	3,621,767
$8,736,240

8.	Series “A” Preferred Stock

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

On January 20, 2009, pursuant to the completion of a private placement of 2,000,000 units, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 shares of the Company’s common stock at $0.40 per share, expiring January 20, 2011. On May 27, 2010, 540,000 of the warrants were exercised and on June 15, 2010, 460,000 of the warrants were exercised. The remaining balance of 1,000,000 unexercised warrants expired on January 20, 2011. At February 29, 2012, $Nil (May 31, 2011 – $Nil) warrants were still outstanding.

On October 28, 2009, pursuant to the completion of a private placement of 800,000 units, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 shares of the Company’s common stock at $1.00 per share. The 800,000 unexercised warrants expired on October 28, 2011. At February 29, 2012, $Nil (May 31, 2011 – 800,000) warrants were still outstanding.

On December 8, 2009, pursuant to the completion of a private placement of 533,333 units, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 shares of the Company’s common stock at $1.00 per share, expiring December 8, 2011. At February 29, 2012, $Nil (May 31, 2011 – 533,333) warrants were still outstanding.

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of $4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015. In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised. At February 29, 2012, 700,000 (May 31, 2011 – 700,000) warrants were still outstanding.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

9.	Warrants (continued)

On April 7, 2010, pursuant to the completion of a private placement of 625,000 units, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 shares of the Company’s common stock at $1.20 per share, expiring April 7, 2012. At February 29, 2012, 625,000 (May 31, 2011 – 625,000) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of $4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. As at February 29, 2012, 6,250,000 (May 31, 2011 – $Nil) warrants totaling $250,000 were still outstanding.

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price

Warrants outstanding at June 1, 2011	2,658,333	$0.93
Expired	(1,333,333)	-
Exercised	-	-
Issued	6,250,000	Note A
Warrants outstanding at February 29, 2012	7,575,000	Note A

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

For the nine months ending February 29, 2012, compensation cost recorded totaled $182,511. The replacement options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested. As of February 29, 2012, 156,000 of the options under the new plan had vested and 104,000 were nonvested.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

February 29, 2012

10.	Stock Options (continued)

A summary of stock options outstanding is presented below:

	Number of Options (d)	Weighted Average Exercise Price (d)
Options outstanding at June 1, 2011	260,000	$1.40
Granted	-	-
Exercised	-	-
Cancelled	-	-
Options outstanding at February 29, 2012	260,000	$1.40

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	February 29, 2012	May 31, 2011
Risk-free interest rate	1.52%	2.10%
Expected life of options	3.75 years	5 years
Expected volatility in the market price of the shares	396%	210%
Expected dividend yield	0.0%	0.0%

(d) All per share information has been adjusted retroactively to reflect the 1 for 20 reverse split of the Company’s common stock that occurred on November 7, 2011.

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

February 29, 2012

11.	Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, amounts due to a shareholder, and convertible debt. Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of its financial instruments accounts payable and accrued liabilities, amount due to a related party, and amounts due to a shareholder, approximate their current values because of their nature and respective maturity dates or durations. The Company’s convertible debt is classified as “Level 2” in the fair value hierarchy. The Company believes that the carrying value of the convertible debt approximates its fair value based on current market borrowing rates.

12.	Comparative Figures

Certain amounts have been reclassified to conform with the presentation adopted for the current period.

13.	Subsequent Events

Subsequent to February 29, 2012, pursuant to the Note, the Lender converted approximately $36,547 of the Note, including principal and interest, into 855,900 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, the terms "we", "us", "our", and the “Company" mean Kedem Pharmaceuticals Inc. and its subsidiaries, unless otherwise indicated. All financial information in this report is presented in U.S. dollars, unless otherwise indicated.

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

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company incorporated in British Columbia, Canada and controlled by an individual related to Hassan Salari, our officer and director, to engage Globe to conduct research on the sublingual technologies developed by Globe.

On March 15, 2010, we entered into a License Agreement with Globe pursuant to which we acquired the exclusive use of Globe’s sublingual technology for drug delivery for our products. We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. In addition, for each product we develop using the same formulation, we agreed to pay to Globe the following fees:

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

Plan of Operations

Our plan of operations over the next 12 months is to work on the formulation of our drugs. We anticipate that we will require approximately $1.97 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve all of our plans, or any of them.  Our expenditures for the next 12 months, excluding the cost of clinical trials, include:

Description	Our Cost to Complete ($)
Equipment	500,000
Leasehold improvement / rent	100,000
Research (1)	500,000
Packaging	20,000
Wages	350,000
Professional fees	300,000
Travel	50,000
Overhead	50,000
Administration	100,000
Total	1,970,000

(1)	Includes quarterly payments of $50,000 to Globe.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 29, 2012 should be read in conjunction with our interim consolidated financial statements and the related notes thereto included in this report, as well as our most recent annual report for the fiscal year ended May 31, 2011.

Revenues

We have not generated any revenues from our inception on April 25, 2006 to February 29, 2012. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

For the Three Months Ended February 29, 2012

During the three months ended February 29, 2012, we incurred $530,663 in total expenses, including $142,262 in research and development costs, $197,785 in salaries and wages, $46,251 in professional fees, $118,836 in general and administrative expenses, $14,643 in depreciation expenses and $10,886 in amortization expenses. During the three months ended February 28, 2011, we incurred total expenses of $464,547, including $192,244 in research and development costs, $132,337 in salaries and wages, $31,063 in professional fees, $99,198 in general and administrative expenses and $9,705 in depreciation expenses. The increase in our total expenses between the two periods was primarily due to increases in our salaries and wages and general and administrative expenses, both of which were attributable to an increase in our overall operations. These increases were offset to some extent by a decrease in our research and development expenses for the period.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs. Our general and administrative expenses increased by $19,638 during the three months ended February 29, 2012 compared to the same period in 2011 largely as a result of increases in our overall operations as described above, and particularly, increases in our travel and advertising and promotion expenses. Our research and development costs decreased by $49,982 between the two periods primarily because of a decrease in our purchases of raw materials for conducting research on our products. In contrast, our salaries and wages increased by $65,448 because of an increase in both personnel and stock based compensation expense for the quarter, while our professional fees increased by $15,188 primarily due to in increase in our audit fees.

During the three months ended February 29, 2012, we incurred a net loss from operations of $530,663, compared to a net loss from operations of $464,547 during the three months ended February 28, 2011. We also incurred $336,198 in interest expense and $32,524 in loss on the disposal of equipment during our most recent fiscal quarter, whereas we only incurred $529,274 in interest expense during the same period in our prior fiscal year. The decrease in our interest expense corresponds directly to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010 which was exchanged for a new secured convertible promissory note on October 27, 2011, and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011 that was modified on October 27, 2011. The terms of these securities are described more fully in Notes 4 and 6 of the notes to our interim consolidated financial statements included elsewhere in this quarterly report.

For the Nine Months Ended February 29, 2012

During the nine months ended February 29, 2012, we incurred $1,944,630 in total expenses, including $767,159 in research and development costs, $587,773 in salaries and wages, $176,716 in professional fees, $340,792 in general and administrative expenses, $41,252 in depreciation expenses and $30,938 in amortization expenses. During the same period in 2011, we incurred total expenses of $1,591,346, including $492,269 in research and development costs, $599,152 in salaries and wages, $244,022 in professional fees, $221,107 in general and administrative expenses and $25,027 in depreciation expenses. The increase in our total expenses between the two periods was primarily due to increases of $274,890 in our research and development costs and $119,685 in our general and administrative expenses, both of which were attributable to an increase in our overall operations as well as advances in our product development and clinical and manufacturing work. These increases were partially offset by a decrease of $67,306 in our professional fees between the two periods which resulted from a decrease in our legal fees.

During the nine months ended February 29, 2012, we incurred a net loss from operations of $1,944,630, compared to a net loss from operations of $1,591,346 during the nine months ended February 28, 2011. We also incurred $1,858,019 in interest expense, a $970,390 loss on the extinguishment of debt and a $66,232 loss on the disposal of equipment during our most recent fiscal quarter, whereas we only incurred $1,048,059 in interest expense, as offset by a $60,000 gain on the settlement of a payable, during the same period in our prior fiscal year. The increases in our interest expense and loss on the extinguishment of debt correspond directly to the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010, which was exchanged for a new secured convertible promissory note on October 27, 2011, and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011 that was modified on October 27, 2011. The terms of these securities and the loss on extinguishment of debt are described more fully in Notes 4 and 6 of the notes to our interim consolidated financial statements included elsewhere in this quarterly report.

From April 25, 2006 (Date of Inception) to February 29, 2012

From our inception on April 25, 2006 to February 29, 2012, we incurred $6,099,949 in total expenses, including $1,947,493 in research and development costs, $2,044,558 in salaries and wages, $1,056,129 in professional fees, $913,877 in general and administrative expenses, $93,517 in depreciation expenses and $34,606 in amortization expenses. From our inception on April 25, 2006 to February 29, 2012, we incurred a net loss from operations of $6,099,949, as well as $3,970,270 in interest expense, $970,390 in loss on the extinguishment of debt, $66,232 in loss on the disposal of equipment and $251,940 in financing charges, all of which were offset by a $60,000 gain on the settlement of a payable.

Net Loss

During the three months ended February 29, 2012, we incurred a net loss of $899,385, compared to a net loss of $993,821 during the three months ended February 28, 2011. Our net loss per share during these periods was $0.09 and $0.26, respectively.

During the nine months ended February 29, 2012, we incurred a net loss of $4,839,271, compared to a net loss of $2,579,405 during the nine months ended February 28, 2011. Our net loss per share was $0.47 and $0.68 for these periods, respectively.

From our inception on April 25, 2006 to February 29, 2012, we incurred a net loss of $11,298,781.

Liquidity and Capital Resources

As of February 29, 2012 we had $609,556 in cash and cash equivalents, $1,642,392 in total assets, $4,124,459 in total liabilities and a working capital deficit of $3,303,143. As of February 29, 2012 we had an accumulated deficit of $13,902,901.

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

For the Three Months Ended February 29, 2012

During the three months ended February 29, 2012, we spent $377,461 in cash on operating activities, compared to $394,819 in cash spending on operating activities during the three months ended February 28, 2011. The decrease in our cash spending on operating activities during our most recent fiscal quarter was primarily attributable to the decrease in our net loss as described above, as offset by a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the categories of the loss incurred on the disposal of equipment and interest and amortization expense.

We spent $45,884 in cash on investing activities during the three months ended February 29, 2012, compared to cash spending of $34,045 on investing activities during the same period in our prior fiscal year. The increase in our cash spending on investing activities during the recent period was mostly due to an increase in our purchases of equipment from $32,708 to $45,884.

During the three months ended February 29, 2012, we received $150,711 in net cash from financing activities, including $91,969 in proceeds from the issuance of convertible debt. During the three months ended February 28, 2011, we received $719,001 in net cash from financing activities, substantially all of which was attributable to proceeds from previous issuance of convertible debt. Since our inception, we have received $3,741,969 in proceeds from debentures and $1,910,018 in from the issuance of our common stock.

During the three months ended February 29, 2012, we incurred a comprehensive loss of $899,385.

For the Nine Months Ended February 29, 2012

During the nine months ended February 29, 2012, we spent $1,729,544 in cash on operating activities, compared to $1,063,557 in cash spending on operating activities during the nine months ended February 28, 2011. The increase in our cash spending on operating activities during the most recent period was primarily attributable to the increase in our net loss as described above and decreases in our GST/HST receivable and prepaid expenses, which were counterbalanced to some extent by an increase in our accounts payable and accrued liabilities as well as a number of adjustments to reconcile our net loss to cash spending on operating activities, significantly in the categories of the loss incurred on the extinguishment of debt and interest and amortization expense.

We spent $237,894 in cash on investing activities during the nine months ended February 29, 2012, compared to cash spending of $51,014 on investing activities during the same period in our prior fiscal year. The increase in our cash spending on investing activities during the recent period was mostly due to an increase in our purchases on equipment from $53,887 to $237,894.

During the nine months ended February 29, 2012, we received $1,091,803 in net cash from financing activities, including $1,091,969 in proceeds from the issuance of convertible debt. During the nine months ended February 28, 2011, we received $1,210,717 in cash from financing activities, substantially all of which was attributable to proceeds from previous issuances of convertible debt.

During the nine months ended February 29, 2012, we incurred a comprehensive loss of $4,854,091.

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

Going Concern

Our financial statements for the three and nine months ended February 29, 2012 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of February 29, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our financial statements for the three and nine months ended February 29, 2012, our Principal Executive Officer and Principal Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 29, 2012, the following deficiencies were identified:

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

In addition, based on the assessment of the effectiveness of disclosure controls and procedures as of February 29, 2012 the following additional deficiencies were identified:

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

Accordingly, our management concluded that our disclosure controls and procedures as of February 29, 2012 were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and are not aware of any legal proceedings that have been threatened against us or any of our subsidiaries, or of which any of our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of our equity securities during the period covered by this report that have not been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)

3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)

10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)

10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 16, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)

