Form 10-K
period 2012-05-31
Kedem Pharmaceuticals Inc.
filed 2012-08-28
CIK 1376228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-54455

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of November 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,592,395, based on 10,615,965 issued and outstanding shares of common stock and a closing price of $0.15 per share.

As of August 28, 2012 the registrant’s outstanding common stock consisted of 18,193,124 shares.

PRESENTATION OF INFORMATION

As used in this annual report, the terms “we”, “us”, “our”, “Kedem” and the “Company” mean Kedem Pharmaceuticals Inc. and its subsidiaries, unless otherwise indicated.

This annual report includes our audited financial statements as at and for the years ended May 31, 2012 and 2011. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

These forward-looking statements include, but are not limited to, the following:

●	statements contained in Item 7 and the notes to our audited consolidated financial statements concerning our results of operations, financial condition and our ability to finance our business;

●	statements contained in Item 1 concerning our products, operations and compliance with applicable laws; and

●	statements throughout this annual report concerning our legal structure, the regulation of our business and the markets for our common stock.

Factors that could cause actual results to differ materially include, but are not limited to the following:

●	risks related to government regulations and approvals of our products;

●	our need for additional capital to pursue our plan of operations;

●	our dependence on key personnel; and

●	our ability to compete effectively with competitors that have greater financial, marketing and other resources.

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on April 25, 2006 pursuant to the laws of the State of Nevada. Our principal executive offices are located at 885 West Georgia Street, Suite 1500, Vancouver, British Columbia, Canada V6C 3E8; however, effective September 1, 2012 we plan to relocate such offices to 8755 Ash Street, Suite 1, Vancouver, British Columbia, Canada V6P 6T3. Our telephone number is (604) 324-4844 and our website address is www.kedempharmaceuticals.com. The information contained on our website does not form part of this annual report.

We are a development stage specialty pharmaceutical company engaged in developing proprietary platform technology that delivers drugs via the sublingual (under the tongue) route. We are also developing oral formulations of drugs which are intended to cause fewer stomach side effects than formulations of such drugs previously marketed by other pharmaceutical companies.

As at May 31, 2012, we had not generated any revenues, had achieved losses since inception and had been issued a going concern opinion by our auditors. Since our inception, we have relied upon the sale of our securities or loans to fund our operations.

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

On July 1, 2011, we appointed Dr. Lola Maksumova as our Chief Operating Officer and Senior Vice President.

On September 15, 2011, we entered into a debt conversion agreement with Dr. Salari pursuant to which he converted $100,000 worth of debt into 5,000,000 shares of the our Series “A” Preferred Stock at a price of $0.02 per share.

On September 23, 2011, we changed our name from “Global Health Ventures Inc.” to “Kedem Pharmaceuticals Inc.” as a result of a merger with Kedem Pharmaceuticals Inc., our wholly-owned subsidiary that was incorporated solely to effect the name change.

On September 26, 2011, we completed a 1 for 20 reverse split of our common stock and effected a corresponding decrease in our authorized capital. As a result of the reverse split, our authorized common stock decreased from 1,000,000,000 shares to 50,000,000, and our issued and outstanding common stock decreased from 196,333,192 shares to 9,816,660. We currently have 18,193,124 issued and outstanding shares of common stock.

Our common stock trades on the OTCQB under the symbol KDMP.

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

Percentage of Patients Reporting Event
Adverse Event	VIAGRA (n=734)	PLACEBO (n=725)
Headache	15.8%	3.9%
Flushing	10.5%	0.7%
Dyspepsia	6.5%	1.7%
Nasal Congestion	4.2%	1.5%
Respiratory Tract Infection	4.2%	5.4%
Flu Syndrome	3.3%	2.9%
Urinary Tract Infection	3.1%	1.5%
Abnormal Vision *	2.7%	0.4%
Diarrhea	2.6%	1.0%
Dizziness	2.22%	1.2%
Rash	2.22%	1.4%
Back Pain	2.22%	1.7%
Arthralgia	2.0%	1.5%

*	Abnormal Vision: Mild and transient changes, predominantly impairment of color discrimination (blue/green), but also increased perception to light of blurred vision. At doses above the recommended dose range, adverse events are similar to those detailed above but generally were reported more frequently.

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

Product Research and Development

Our primary research has been focused on developing our new formulation of drug delivery technology. We continue to improve drug bioavailability and formulations to maximize absorption. During the next 12 months, we intend to work on the formulation of our drugs, including the study and investigation of the rate of absorption into the blood stream. Further, we intend to evaluate the dose ratio between active chemicals and other ingredients. Our aim is to improve drug availability and maximize absorption, and we also intend to set out a formula for drug to body mass ratio. We plan to conduct research on other ingredients which can be used to enhance skin penetration. During the years ended May 31, 2012 and 2011, we spent approximately $846,473 and $664,499, respectively, on research and development activities.

The following sets forth information relating to the stage of development of our products:

Product	Stage of Development	Approximate Marketing Date
X-Excite	Clinical Phase I	2013
Relax-B	Filing for Phase I	2014
Nico-Z	Research	2016
V-Energy	Research	2016
T-Slim	Research	2016

X-Excite is our most advanced product and has been contracted out to a manufacturing company in Romania to produce exclusively for the European market. The product was manufactured in accordance with European regulatory guidelines and was sent to a hospital in Bulgaria for Phase I human clinical trials. The clinical trials were supervised by Clinical Investigation Limited, a contract research organization incorporated in the United Kingdom. The data from the clinical trials met our expectations and we plan to proceed with Phase I trials in North America in 2013. Phase III clinical trials of X-Excite are planned for 2014. We do not anticipate any hindrances to the progress of this product.

We plan to file to conduct Phase I clinical trials for Relax-B in 2015. Our remaining products are in the early stages of development and we are conducting research for their development.

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

The current formulations used by other companies consist of coating beads or large particles that are typically over 300 microns with an aqueous-based coating. These systems pose the following problems:

1.	Particles are too large and leave a gritty feel in the mouth;

2.	Tablets have a drug content that is about 50% of their total weight (“w/w”);

3.	Pharmaceutical products are restricted to lower dosage products;

4.	Coatings are non-elastic and break quickly;

5.	Coatings inhibit the release of drugs into the mouth and do not meet strict requirements for immediate release; and

6.	Processes are lengthy, costly and require strict handling.

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

Our patent portfolio formerly included one patent pending in the United States and a similar patent pending in foreign countries and regions under the Patent Cooperation Treaty. This patent appeared under the heading “Method of Delivering Pharmaceutical Products Sublingually” and was filed by Globe, but under the License Agreement we obtained the rights to use the patent worldwide, on an exclusive basis, for any drug or product that uses the technology described in the patent. During the year ended May 31, 2012, our management decided to abandon this patent, but we still plan to maintain the technology described therein as a trade secret and our core asset.

In addition to patent protection and as described in the preceding paragraph, we may rely in some circumstances on trade secrets to protect our technology. However, trade secrets are difficult to protect, so we have and will continue to protect our proprietary technology and processes, in part, by executing confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as enforcing physical security of our premises and our information technology systems. Our trade secrets may otherwise become known or independently discovered by competitors, and if our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise.

License Agreement

On March 15, 2009, we entered into a research contract with Globe Laboratories Inc., a company controlled by an individual related to Dr. Hassan Salari, our officer and director, to engage Globe to conduct research on the sublingual technologies developed by Globe.

On March 15, 2010, we entered into the License Agreement with Globe, a company incorporated in British Columbia, Canada, pursuant which we acquired the exclusive use of Globe’s sublingual technology for drug delivery for our products. We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. In addition, for each product we develop using the same formulation, we agreed to pay to Globe the following fees:

1.	$25,000 upon the commencement of Phase I clinical trials (drug safety and tolerability study);

2.	$250,000 upon the completion of Phase I clinical trials;

3.	$1,000,000 upon the completion of Phase III clinical trials (or similarly approved trials, such as 505(b)2) (drug concentration measurement in comparison to the existing formula);

4.	$3,500,000 upon the first anniversary of sale; and

5.	2% of the net sales of all products licensed to us by Globe (the “Royalty Payments”).

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

It is understood that the sublingual formulation is a platform which will apply to any of the products we propose. We have used this formulation to develop new drugs over the past few years and it has proven to be viable and applicable. We anticipate that all of these drugs will be patentable; however, we cannot guarantee that any patent applications we decide to file will ultimately result in a patent being issued by the relevant authority. Samplings of systems have already demonstrated a standard level in the pharmaceutical and life style market. These systems were analyzed without compromising the ability to further secure the intellectual property rights of the technologies.

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

We believe that we can increase the oral absorption of our drugs by enhancing their oral dissociation and through chemical and mechanical technologies. These technologies include using nano-particulate carbon fiber emulsified with active ingredients and better coating. If the absorption of such drugs is significantly enhanced, then we believe that the revenue to be derived from them will increase significantly.

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

Employees

We are operated by Dr. Hassan Salari, who serves as our President, Chief Executive Officer, Secretary, Treasurer and director. In addition, Dr. Lola Maksumova serves as our Chief Operating Officer and Senior Vice President, and Audrey Lew serves as our Chief Financial Officer. We currently have three employees and five consultants. We may hire additional employees when circumstances warrant, however, we do not anticipate hiring additional employees in the near future. We presently conduct our business through agreements with those consultants and other arm’s-length third parties.

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

Currently, relatively few relevant specialty pharmaceutical manufacturers of sublingual drug delivery systems exist as compared to manufacturers of oral dosage drugs. Currently, these companies account for approximately $1.8-2 billion in sales, which is a relatively small number relative to the overall size of the market. One reason is that large pharmaceutical companies have continuously acquired drug delivery technology companies – examples include Johnson & Johnson’s purchase of Alza and Transform Pharmaceuticals; Ivax’s purchase of Teva Pharmaceuticals Industries, Ltd; NanoSystem’s sale by Eastman Kodak to Elan for $137 million; and Elan trying to sell this division to provide needed cash for its balance sheet. Today the value of that deal is estimated at $1.5 billion. Of the remaining specialty companies, Biovail Corporation and KV Pharmaceutical are the most dedicated to the field of drug delivery, but they remain burdened with inferior technologies to produce advanced products. These companies may be forced to aggressively seek to acquire technologies similar to ours.

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

Our clinical work is contracted out to a contract research organization, Clinical Investigations Limited, which is incorporated in the United Kingdom. This organization recently carried out clinical trials of X-Excite on our behalf in human subjects at a hospital in Bulgaria and will carry out clinical trials on our behalf in human subjects in various cities in the Western and Eastern parts of Europe or Asia as we develop our other products. Prior to commencing any studies, they must pass through the necessary regulatory bodies, such as the FDA or European Medical Association.

CROs are highly experienced in the design and conduct of human drug testing. They have already designed and conducted many pharmaceutical drug trials for multinational pharmaceutical companies and have been able to obtain approval for them. Therefore, their skill and experience provides great comfort for us in terms of obtaining regulatory approval. Following approval of our products in Europe it is our plan to seek FDA approval in the United States. The FDA may ask us to carry out similar trials as we conduct in Europe in the United States. However, at that stage, we should be able to conduct our trials in the United States more rapidly given our European experience.

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

Estimate of Costs

An estimate of direct costs for activities related to the development of a single sublingual product is set forth below:

Cost ($)	Application
100,000	Raw materials sourcing
100,000	Active pharmaceutical ingredient (API)
4,000	Tablet dies
2,000	Raw materials method development (USP)
20,000	Raw materials analysis
318,000	GMP production run
4,000	Taste masking
10,000	Material analysis and release
2,000	Packaging sourcing
5,000	Packaging delivery
9,000	Impurity testing
40,000	Manufacturing validation
30,000	Analytical validation
40,000	Accelerated stability study and analysis
20,000	Review and file IND
400,000	Phase I clinical, multi dose PK bioequivalence study
16,000	Clinical study analysis
25,000	Raw materials manufacturers’ site audits
10,000	Manufacturing site audits
16,000	Raw materials analysis, purity
340,000	Pivotal GMP production for Phase III
10,000	Material analysis and release
50,000	Pivotal GMP production run(s) for tablets, and packaging
10,000	Product analysis and release
60,000	Real time stability study and analysis of product
1,500,000	Phase III bioequivalence studies
3,141,000	Total

*	Estimated development time: 18 - 24 months

*	Estimated regulatory review, comments, inspection and approval time: 3 - 12 months

*	Estimated product market life:

(a)	3 years under 505(b)(2) new drug application filing (extra 0.5 years for pediatric product status)

(b)	17 - 20 years under patent protection

The total direct costs projected to develop new and unique branded specialty pharmaceutical products are approximately $3,141,000 per product, depending on the cost of the active ingredient, clinical evaluations and number of dosage forms.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently have 400 square feet of office space in a building in downtown Vancouver, British Columbia, Canada. We share a boardroom, office supplies and machinery with other companies at a cost of CDN $1,659 per month. However, as described elsewhere in this annual report, effective September 1, 2012 we plan to relocate our principal executive offices to 8755 Ash Street, Suite 1 in Vancouver, British Columbia, Canada, where we will share facilities (including laboratory and office space) with another biotech company, Kinexus Biopharma, at a cost of CDN $2,200 per month. We currently share some of our laboratory equipment and utilities needs with Globe and Kinexus at this space, which we sub-lease from Globe to supplement our downtown executive office.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol ACSU. Effective September 20, 2007, our trading symbol changed from ACSU to GTWV in connection with our change of name from “Acting Scout Inc.” to “Goldtown Investments Corp.” Effective October 24, 2009, our trading symbol changed from GTWV to GHLV in connection with our name change from “Goldtown Investments Corp.” to “Global Health Ventures Inc.” Effective December 20, 2011, our trading symbol changed from GHLV to KDMP in connection with our name change from “Global Health Ventures Inc.” to “Kedem Pharmaceuticals Inc.”

On July 23, 2012, our common stock was delisted from the OTC Bulletin Board and it is now quoted exclusively on the OTCQB. The high and low bid prices for our common stock for each full financial quarter on the OTC Bulletin Board for the two most recent fiscal years were as follows:

Quarter Ended	High Bid ($)	Low Bid ($)
May 31, 2012	0.105	0.029
February 28, 2012	0.257	0.08
November 30, 2011	2.90	0.022
August 31, 2011	1.302	0.37
May 31, 2011	2.30	0.50
February 28, 2011	1.35	0.49
November 30, 2010	3.60	1.02
August 31, 2010	10.40	3.02
May 31, 2010	26.00	6.60

As at May 31, 2012, we had issued options to acquire up to 260,000 shares of our common stock at a price of $1.40 per share to our directors and officers, exercisable until November 12, 2015. As of May 31, 2012, we also had outstanding warrants to acquire 347,500 shares of our common stock until between March 16, 2015 and May 28, 2015, exercisable at the range of prices set out in Note 10 of the notes to our audited consolidated financial statements included elsewhere in this annual report.

Holders

As of August 28, 2012, there were approximately 54 holders of record of our common stock. As of such date, we had 18,193,124 issued and outstanding shares of common stock.

Dividend Policy

We have not declared or paid any cash dividends since our inception. Although there are no restrictions that limit our ability to pay dividends on shares of our common stock, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2012, we had authorized the issuance of our common stock as described in the following table.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	260,000 (1)	1.40	n/a
Total	260,000 (1)

(1)	Includes options to purchase 200,000 shares of our common stock granted to Dr. Hassan Salari, our President, Chief Executive Officer, Secretary, Treasurer and director; options to purchase 20,000 shares of our common stock granted to Audrey Lew, our Chief Financial Officer; options to purchase 20,000 shares of our common stock granted to Dr. David Filer, our director; and options to purchase 20,000 shares of our common stock granted to Christian Bezy, our director.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during our fiscal year ended May 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

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

Plan of Operations

Our plan of operations over the next 12 months is to continue to work on the formulation of our drugs. We anticipate that we will require approximately $2.25 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required.  However, there can be no assurance that we will be able to obtain the additional financing required, or any at all.  If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether.  There can be no assurance that we will achieve all our plans, or any of them.  Our expenditures for the next 12 months, excluding the cost of clinical trials, are expected to include:

Description	Our Cost to Complete ($)
Equipment	50,000
Leasehold improvement / Rent	50,000
Research (1)	1,000,000
Packaging	200,000
Wages	400,000
Professional fees	300,000
Travel	100,000
Overhead	50,000
Administration	100,000
Total	2,250,000

(1)     Includes the cost of conducting clinical trials, formulation research and a quarterly payment of $50,000 to Globe.

Our projected clinical trial expenses are described In Item 1 under the heading “Estimate of Costs”.

Results of Operations

We did not generate any revenues from inception on April 25, 2006 to May 31, 2012. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

During the fiscal year ended May 31, 2012, we incurred $2,350,647 in total expenses, including $846,473 in research and development costs, $782,311 in salaries and wages, $230,599 in professional fees, $382,334 in general and administrative expenses, $67,626 in depreciation and $41,304 in amortization. During the fiscal year ended May 31, 2011, we incurred total expenses of $2,036,873, including $664,499 in research and development costs, $694,569 in salaries and wages, $360,140 in professional fees, $273,080 in general and administrative expenses, $33,656 in depreciation, $1,160 in amortization and a $9,769 write-off of licensing costs. The increase in our total expenses during the most recent fiscal year was primarily due to an increase in almost every major expense category, as offset by a decrease in our professional fees for the period.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs. Our general and administrative expenses increased from $273,080 during the fiscal year ended May 31, 2011 to $382,334 during the fiscal year ended May 31, 2012 largely as a result of increases in our advertising and promotion and repair and maintenance expenses. Our research and development costs increased between the two periods from $664,499 to $846,473 due to advances in our product development and clinical and manufacturing work, as well as an increase in our purchases of raw materials and equipment for conducting research on our products.

During the fiscal year ended May 31, 2012, we incurred a net loss from operations of $2,350,647, compared to a net loss from operations of $2,036,873 during the fiscal year ended May 31, 2011. We also incurred $2,228,654 in interest expense, $970,390 in loss on the extinguishment of debt, a $240,629 impairment loss on our medical licenses, a $21,596 write-off of intangible assets and $93,680 in loss on the disposal of equipment during our most recent fiscal year, whereas we only incurred $1,943,173 in interest expenses and $251,940 in financing charges during our prior fiscal year. The increase in our interest expense was entirely due to the interest accrued on the sale of a $4,200,000 convertible debenture to one investor that we completed in March 2010 and the sale of a $4,338,833 convertible note to the same investor that we completed in June 2011. The terms of these securities are described more fully in note 4 of the notes to our audited consolidated financial statements appearing elsewhere in this annual report.

During the fiscal year ended May 31, 2012, we incurred a net loss of $5,905,596, compared to a net loss of $4,171,986 during the year ended May 31, 2011. Our net loss per share for these periods was $0.54 and $0.87, respectively.

Liquidity and Capital Resources

As of May 31, 2012 we had $294,936 in cash and cash equivalents, $1,115,278 in total assets, $4,397,969 in total liabilities and a working capital deficit of $3,981,299. As of May 31, 2012 we had an accumulated deficit of $14,969,226.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during the year ended May 31, 2013. Accordingly, our ability to generate any revenues continues to be uncertain.

During the fiscal year ended May 31, 2012, we spent $1,944,346 in cash on operating activities, compared to $1,437,941 in cash spending on operating activities during the fiscal year ended May 31, 2011. The increase in our cash spending on operating activities during the fiscal year ended May 31, 2012 was primarily attributable to the increase in our net loss as described above and significant changes in a number of our adjustments to reconcile our net loss to net cash used for operating activities, notably in the categories of interest expense on convertible debt and loss on the extinguishment of debt.

We spent $483,670 in cash on investing activities during the fiscal year ended May 31, 2012, compared to cash spending of $301,828 on investing activities during our prior fiscal year. The increase in our cash spending on investing activities during the recent fiscal year was primarily attributable to an increase in our spending on equipment from $54,701 to $483,670, which was counterbalanced to some extent by a decrease in our spending on patents and medical licenses from $262,127 to $Nil. This decrease was in turn attributable to the write-off of our patents and the impairment loss on our medical licenses described above.

During the fiscal year ended May 31, 2012, we received $1,237,761 in net cash from financing activities, including $1,238,339 in proceeds from convertible debt. During the fiscal year ended May 31, 2011, we received $2,179,002 in cash from financing activities, including $2,250,000 in proceeds from convertible debt. The decrease in our cash receipts from financing activities during the fiscal year ended May 31, 2012 was primarily attributable to this reduction in convertible debt proceeds.

During the fiscal year ended May 31, 2012, we incurred a comprehensive loss of $5,920,416. We estimate that our working capital requirements and projected operating expenses for the next 12 months will be approximately $2,250,000 as described in the “Plan of Operations” section, above. We do not currently have sufficient cash resources to meet our operating expenses for the next 12 months, so we plan to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, while obtaining commercial loans, assuming that such loans are available, would increase our liabilities and future cash commitments.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the fiscal year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Purchase of Significant Equipment

During the next 12 months, we intend to purchase laboratory equipment to replace some of our aging equipment as required.

Off-Balance Sheet Arrangements

As of May 31, 2012, we had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Research and Development Costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2012 and 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kedem Pharmaceuticals Inc.
(formerly known as Global Health Ventures Inc.)
(A Development Stage Company)
May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Kedem Pharmaceuticals Inc. (formerly Global Health Ventures Inc.)

We have audited the accompanying consolidated balance sheet of Kedem Pharmaceuticals Inc. (formerly Global Health Ventures Inc.) (a Development Stage Company) as at May 31, 2012, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended, and cumulative for the period from April 25, 2006 (inception) to May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, stockholders’ equity and cash flows for the period from April 25, 2006 (inception) to May 31, 2012 include amounts for the period from April 25, 2006 (inception) to May 31, 2011 which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 25, 2006 (inception) to May 31, 2011 is based solely on the reports of other auditors. The financial statements of Kedem Pharmaceuticals Inc. for the year ended May 31, 2011, were audited by other auditors whose report thereon, dated August 22, 2011, expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kedem Pharmaceuticals Inc. (a Development Stage Company) as at May 31, 2012 and the results of its operations and cash flows for the years ended May 31, 2012, and cumulative for the period from April 25, 2006 (inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Accountants

Surrey, British Columbia, Canada

August 28, 2012

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	May 31, 2012	May 31, 2011
	$	$
		(Reclassified)
ASSETS
Current Assets
Cash and cash equivalents	294,936	1,485,191
GST/HST receivable	110,070	14,314
Prepaid expenses	11,664	26,589
	416,670	1,526,094
Property, Plant and Equipment
Laboratory equipment	493,986	178,547
Accumulated depreciation	(67,571)	(45,482)
Computer hardware	16,035	14,398
Accumulated depreciation	(11,105)	(8,071)
Office furniture and fixtures	6,283	5,496
Accumulated depreciation	(3,718)	(3,136)
Office machines and equipment	2,489	550
Accumulated depreciation	(653)	(352)
Leasehold improvements	32,184	–
Accumulated depreciation	(3,551)	–
	464,379	141,950
Intangible Assets
Patents and medical licenses, Net of accumulated amortization (2012 - $Nil; 2011 - $1,160) (Note 7)	2	302,510
Deferred finance charges - Net (Note 6)	234,227	742,925
	234,229	1,045,435
Total Assets	1,115,278	2,713,479

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	299,214	342,306
Accrued liabilities (Note 3)	424,616	336,166
Convertible debt and accrued interest (Note 4)	3,674,135	1,449,735
Due to shareholder	–	568
Due to related party	4	14
	4,397,969	2,128,789

Stockholders’ Deficit
Common Stock: 50,000,000 shares authorized, $0.0001 par value, 13,723,124 shares issued and outstanding (a)	1,373	16,663
Series “A” Preferred Stock: 10,000,000 shares authorized, $0.0001 par value, 6,800,000 shares issued and outstanding (Note 9)	680	–
Additional Paid-In Capital	9,206,663	7,139,018
Donated Capital	2,474,000	2,474,000
Accumulated other comprehensive income	3,819	18,639
Deficit accumulated during the development stage	(14,969,226)	(9,063,630)
	(3,282,691)	584,690
Total Liabilities and Stockholders’ Deficit	1,152,278	2,713,479

(a) The Company completed a 1 for 20 reverse stock split of its common stock on November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	Year Ended May 31, 2012	Year Ended May 31, 2011 $	Accumulated from April 25, 2006 (Date of inception) to May 31, 2012
	$	(Reclassified)	$
Revenue	–	–	–

Expenses
Amortization	41,304	1,160	44,972
Depreciation	67,626	33,656	119,891
General and administrative	382,334	273,080	955,418
Professional fees:
Stock-based compensation	37,368	136,419	311,396
Incurred	193,231	223,721	798,616
Research and development	846,473	664,499	2,026,807
Salaries and wages:
Stock-based compensation	205,980	324,679	914,427
Incurred	576,331	369,890	1,324,669
Write-off of licensing costs	–	9,769	9,769
Total Expenses	2,350,647	2,036,873	6,505,965
Net Loss Before Other Income or Expense	(2,350,647)	(2,036,873)	(6,505,965)

Other Income or Expense
Gain on settlement of payable	–	60,000	60,000
Loss on disposal of equipment	(93,680)	–	(93,680)
Loss on extinguishment of debt (Note 4)	(970,390)	–	(970,390)
Interest expense	(2,228,654)	(1,943,173)	(4,340,905)
Financing charges	–	(251,940)	(251,940)
Impairment loss on intangible assets (Note 7)	(240,629)	–	(240,629)
Write-off of intangible assets (Note 7)	(21,596)	–	(21,596)

Total Other Income or Expense	(3,554,949)	(2,135,113)	(5,859,140)

Net Loss	(5,905,596)	(4,171,986)	(12,365,105)

Other Comprehensive Income
Foreign currency translation adjustment	(14,820)	(6,962)	3,819

Comprehensive Loss	(5,920,416)	(4,178,948)	(12,361,286)

Net Loss Per Share – Basic and Diluted (b)	(0.54)	(0.87)	–

Weighted Average Shares Outstanding (b)	10,951,620	4,803,578	–

(b)	Earnings per share and weighted average shares outstanding figures have been adjusted in the current period, and retroactively adjusted in prior periods, to reflect the 1 for 20 reverse split of common stock that occurred effective November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	Year Ended May 31, 2012	Year Ended May 31, 2011	Accumulated from April 25, 2006 (Date of inception) to May 31, 2012
	$	$	$
Operating Activities
Comprehensive loss	(5,920,416)	(4,178,948)	(12,361,286)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	–	–	24,000
Amortization	41,304	1,160	44,972
Depreciation	67,626	33,656	119,891
Write-off of licensing costs	–	9,769	9,769
Gain on settlement of payable	–	(60,000)	(60,000)
Loss on extinguishment of debt	970,390	–	970,390
Loss on disposal of equipment	93,680	–	93,680
Financing charges	–	251,940	251,940
Impairment loss on intangible assets	240,629	–	240,629
Write-off of intangible assets	21,596	–	21,596
Interest expense on convertible debt	2,224,082	1,943,173	4,291,136
Stock-based compensation	243,348	461,098	1,225,823
Foreign currency translation adjustment	14,820	6,962	21,782
Change in operating assets and liabilities:
GST/HST receivable	(95,679)	26,144	(77,341)
Prepaid expenses	14,925	(21,462)	(4,587)
Accounts payable and accrued liabilities	139,349	88,567	634,830
Net Cash Used In Operating Activities	(1,944,346)	(1,437,941)	(4,552,776)

Investing Activities
Cash acquired on investment in Posh	–	–	61,649
Credit on purchased equipment	–	15,000	15,000
Equipment purchased	(483,670)	(54,701)	(682,969)
Website development costs	–	–	(2,509)
Patents and medical licenses	–	(262,127)	(292,662)
Net Cash Used in Investing Activities	(483,670)	(301,828)	(901,491)

Financing Activities
Payment of share offering costs	–	–	(28,400)
Advances from (repayments to) shareholders	(568)	14,093	-
Advances from (repayments to) a related party	(10)	4,054	125,392
Proceeds from issuance of common stock	–	–	1,910,018
Proceeds from convertible debt	1,238,339	2,250,000	3,888,339
Proceeds (repayments) of loan payable	–	–	–
Deferred charges	–	(89,145)	(146,146)
Net Cash Provided by Financing Activities	1,237,761	2,179,002	5,749,203
Increase (decrease) in Cash	(1,190,255)	439,233	294,936
Cash – Beginning of Period	1,485,191	1,045,958	–
Cash – End of Period	294,936	1,485,191	294,936
Supplemental Disclosures
Interest paid	–	2,205	3,107
Income taxes paid	–	–	–
Non-cash Financing Transactions
Payables settled with common stock	–	343,600	343,600
Payables settled with series “A” preferred stock	154,000	–	154,000
Common stock issued for shares of Posh	–	–	400
Shares issued in settlement of advances from related party	–	–	116,000
Shares issued in partial settlement of convertible debt	905,392	1,616,273	2,521,655
Warrants issued for deferred finance costs	241,404	–	1,389,154
Shares issued for deferred finance costs	–	252,000	252,000

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

(Expressed in U.S. Dollars)

			Preferred Series “A” Stock		Additional Paid-In	Donated	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Capital	Income	Stage	Total
	#	$	#	$	$	$	$	$	$
					(restated)			(restated)	(restated)
Balance – May 31, 2008	60,522,000	6,052	–	–	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	–	–	2,499,000	–	–	(2,499,000)	1,000
Sep 30. 2008 – common shares returned to treasury	(9,800,000)	(980)	–	–	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	–	–	114,954	–	–	–	115,000
Jan 20, 2009 - common shares issued for cash at $0.25 per share	1,540,000	154	–	–	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	–	–	41,632	–	41,632
Net loss for the year	–	–	–	–	–	–	–	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	–	–	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	133,333	13	–	–	99,987	–	–	–	100,000
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	666,667	67	–	–	499,933	–	–	–	500,000
Dec 8, 2009 – common shares issued for cash at $0.75 per share (Note 6)	533,333	53	–	–	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share	625,000	63	–	–	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–	–	–
Convertible debenture financing	–	–	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	–	–	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture	–	–	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization	–	–	–	–	–	–	–	154,514	154,514
Adjustment to salary expense	–	–	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense	–	–	–	–	–	–	–	(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	–	–	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	–	–	251,940	–	–	–	252,000
Share issuance costs	–	–	–	–	(312,000)	–	–	–	(312,000)
Write-off of share issuance costs	–	–	–	–	251,940	–	–	–	251,940
Oct 4, 2010 – common shares issued for services	230,000	23	–	–	19,077	–	–	–	19,100
Jan 1, 2011 – common shares issued for services	250,000	25	–	–	12,475	–	–	–	12,500
Cashless exercise of warrants	163,226	–	–	–	–	–	–	–	–
Common shares for note conversion	44,470,387	4,447	–	–	1,500,306	–	–	–	1,504,753
Beneficial conversion feature convertible debenture	–	–	–	–	1,502,645	–	–	–	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	–	–	(5,240)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(6,962)	–	(6,962)
Stock-based compensation	–	–	–	–	461,098	–	–	–	461,098
Net loss for the period	–	–	–	–	–	–	–	(4,171,986)	(4,171,986)
Balance – May 31, 2011	166,983,192	16,663	–	–	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares issued on convertible debt (see Note 4)	42,505,900	4,250	–	–	784,714	–	–	–	788,964
Series “A” Preferred shares issued (Note 8)	–	–	6,800,000	680	153,320	–	–	–	154,000
Jun 22, 2011 – common shares issued for services	250,000	25	–	–	(25)	–	–	–	–
Issuance costs re: warrants on convertible note (Note 6)	–	–	–	–	241,404	–	–	–	241,404
Beneficial conversion features on convertible debt (see Note 4)	–	–	–	–	625,319	–	–	–	625,319
Adjustment re: 1 for 20 reverse stock split, November 7, 2011 (c)	(196,015,968)	(19,565)	–	–	19,565	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(14,820)	–	(14,820)
Stock-based compensation	–	–	–	–	243,348	–	–	–	243,348
Net loss for the period	–	–	–	–	–	–	–	(5,905,596)	(5,905,596)
Balance – May 31, 2012	13,723,124	1,373	6,800,000	680	9,206,663	2,474,000	3,819	(14,969,226)	(3,282,691)

(c)	The Company completed a 1 for 20 reverse stock split of its common stock on November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

1.	Development Stage Company

Kedem Pharmaceuticals Inc. (the “Company”) was incorporated in the State of Nevada on April 25, 2006 under the name Acting Scout Inc. The Company changed its name to Goldtown Investments Corp. on September 20, 2007 and on October 6, 2008 changed its name to Global Health Ventures Inc. On September 23, 2011, the Company completed a merger with its wholly-owned subsidiary, Kedem Pharmaceuticals Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Nevada Secretary of State. The Company is located in British Columbia, Canada. The Company is a development stage specialty pharmaceutical company that is in the business of acquiring and licensing current outstanding and promising healthcare related technologies for further development and re-licensing to major pharmaceutical companies. The Company is a Development Stage Company, as defined under Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at May 31, 2012, the Company has never generated any significant revenue and has accumulated losses of $14,969,226 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s common stock trades on the OTC Markets Group’s OTCQB under the symbol “KDMP”.

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

The name change became effective in the market at the open of business on November 7, 2011. At that time, the Company’s common stock became eligible for quotation on the Over the Counter Bulletin Board under the name Kedem Pharmaceuticals Inc. and the trading symbol “GHLVD”. On December 20, 2011, the trading symbol changed permanently to “KDMP.”

b)	Reverse Stock Split

On September 26, 2011, the directors authorized a 1 for 20 reverse stock split of the Company’s common stock and effected a corresponding decrease in its authorized share capital by filing of a Certificate of Change with the Nevada Secretary of State. The reverse stock split became effective in the market at the open of business on November 7, 2011. Par value of the common stock of $0.0001 remains unchanged. Share and per share amounts reflected throughout these consolidated financial statements and related notes have been adjusted to reflect the reverse stock split.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

2.	Summary of Significant Accounting Policies (continued)

b)	Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowance, depreciation of property, plant and equipment, stock based compensation, convertible debt, and valuation of patents and medical licenses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Property, plant and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20%	diminishing balance
Computer hardware	45%	diminishing balance
Office furniture and fixtures	20%	diminishing balance
Office machines and equipment	20%	diminishing balance
Leasehold improvements	straight-line over the term of the lease

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

2.	Summary of Significant Accounting Policies (continued)

h)	Property, Plant and Equipment (continued)

In the year of acquisition, these rates are reduced by one-half.

i)	Medical Technology Licenses

Intangible assets are recorded at cost. The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The term of the current medical license is the later of the date on which all the licensed patents have expired or been revoked without a right of further appeal, and the date on which the marketing for the license agreements and the licenses granted under the agreement is seized. The medical technology licenses are being amortized straight-line over seven years. The Company amortizes the cost of its patent balance straight line over its estimated period of benefit of twenty years.

The Company assesses the realizability of its intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, the Company evaluates the carrying value of intangible assets based on estimated undiscounted future cash flows in a accordance with ASC 360, “Property, Plant and Equipment”.

j)	Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, and convertible debt and accrued interest. The fair value of financial instruments cash and cash equivalents, accounts payable and accrued liabilities, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of the Company’s long-term convertible debt approximates its fair value based on current market borrowing rates. Accordingly, the long-term convertible debt is classified as “Level 2” in the fair value hierarchy.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

2.	Summary of Significant Accounting Policies (continued)

l)	Income Taxes

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

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. Foreign currency translation gains and losses are recognized in the statement of operations. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

n)	Research and development costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at May 31, 2012 and 2011.

o)	Stock-based Compensation

In accordance with ASC 718, “Stock Compensation”, the Company accounts for share-based payments using the fair value method. Shares of common stock issued to third parties for non-cash consideration are valued based on the fair market value of the services provided, or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

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

In May 2011, the Financial Accounting Standards Board (the “FASB”) provided amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments provide clarification and/or additional requirements relating to the following: a) application of the highest and best use and valuation premise concepts, b) measurement of the fair value of instruments classified in an entity’s shareholders’ equity, c) measurement of the fair value of financial instruments that are managed within a portfolio, d) application of premiums and discounts in a fair value measurement, and e) disclosures about fair value measurements. These amendments will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on its financial position, results of operations or cash flows.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

2.	Summary of Significant Accounting Policies (continued)

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

3.	Accrued Liabilities

	May 31, 2012 $	May 31, 2011 (Reclassified) $

Professional fees	35,000	25,000
Research and development	33,333	33,333
Salaries	353,154	271,098
Other	3,129	6,735
	424,616	336,166

4.	Convertible Debt

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

4.	Convertible Debt (continued)

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

Events of default under the terms of the Agreement included the following:

a)	Default of payment of interest or principal or any amount due under the Agreement;
b)	Material default, misrepresentation, or material breach of the covenants described in the Agreement;
c)	Any transfer, conveyance, or assignment of substantial Company or subsidiary assets;
d)	Any money judgment, writ of warrant or attachment, or similar process against the Company in excess of $100,000;
e)	Failure to issue common stock within five business days of receipt of a written request for repayment of outstanding amounts in common stock;
f)	The average dollar volume of common stock for any consecutive 10 day trading period falling below $40,000 per day;
g)	Control of the whole or a substantial portion of the Company by any governmental agencies;
h)	Order by a court adjudging the Company bankrupt or insolvent, or seeking reorganization;
i)	Failure of the Company to continually maintain its status as a reporting company under federal securities laws or as a DWAC eligible issuer; and
j)	Failure to timely file reports required to be filed with the SEC.

Upon occurrence of one of the above events, the amount due under the Debenture would be immediately due and payable at the rate of 110% of the sum of the principal outstanding immediately prior to the event of default and all interest, fees, costs and penalties. These amounts were to accrue interest at the rate of 12% per annum until payment.

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

On September 19, 2011, the Company had an event of default under the terms of the Debenture, as the Company did not maintain its DWAC eligibility. As a result of the default a forbearance agreement and exchange agreement were entered into by the Company and the Lender.

Pursuant to the exchange agreement, the Lender and the Company exchanged the Debenture (the “Note Exchange”) for a new secured convertible promissory note having a principal balance equal to the outstanding principal balance of the Debenture plus the sum of all accrued and unpaid interest, penalties, fees and adjustments owed under the Debenture as of October 27, 2011 minus $25,000 forgiven by the Lender. In accordance with ASC 470-50-40-4, the difference between the acquisition price of the debt and the net carrying amount of the Debenture as at October 27, 2011 was expensed in the period as a loss on extinguishment of debt. The liability under the Debenture was extinguished as a result of the Note Exchange. The new secured convertible promissory note received by the Company is secured by all the assets of the Company, bears interest at a rate of 12% per annum, and has a maturity date of September 18, 2014. The new note contains a discount of $Nil.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

4.	Convertible Debt (continued)

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
i)	The Company’s failure to maintain authorized but unissued shares of common stock equal to at least 200% of the number of shares of common stock that would be needed to fully convert the Note and exercise the warrants at any given time after the date that is 30 days from the date of the Note.

The Lender has the right to convert the outstanding balance of the Note, in whole or in part, into shares of the Company’s common stock which will be valued at the market value. As part of the transaction, the Lender also acquired warrants to purchase shares of the Company’s common stock equal to $250,000, exercisable until June 30, 2016.

On September 19, 2011, the Company had an event of default under the terms of the Note. As a result of the event of default, the Company and the Lender entered into a forbearance agreement, whereby the Lender agreed to extend the original maturity date of the Note by six months, to increase the interest rate from 6% to 12%, to refrain and forbear temporarily from exercising and enforcing any of its remedies against the Company resulting from the event of default, to reduce the outstanding balance of the Note by $25,000, net of $10,000 of legal fees relating to the modification added to the note, which net reduced the principal of the Note from $4,338,833 to $4,323,833.

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

During the twelve month period ended May 31, 2012, the Company received the $250,000 initial cash payment on the Note and two of the twelve investor notes. During the twelve month period ended May 31, 2012, the Company recorded amortization of the debt discount on the Note of $408,528, which was charged to interest expense.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

4.	Convertible Debt (continued)

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

In connection with the issuance of the Note, the Company incurred $261,405 of issuance costs which consisted of $241,404 of non-cash costs for warrants issued to the Lender and $20,001 of cash costs for commission and legal costs incurred on the upfront payment of the Note, received by the Company on the date of the issuance of the Note, June 16, 2011. Additional cash costs for commissions of $26,967 were incurred in the twelve month period ending May 31, 2012. The non-cash costs consisting of $241,404 for warrants issued to the Lender are being amortized as interest expense through June 30, 2016, the maturity date of the warrants. The cash costs are being amortized as interest expense through December 14, 2015, the maturity date of the Note, as modified.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion feature, or equity component.

Based on this calculation, as at May 31, 2012, $1,788,359 relating to the Debenture was allocated to equity for the beneficial conversion feature ($1,502,645 allocated to equity for the beneficial conversion feature for the twelve months ended May 31, 2011, and $285,714 allocated to equity for the beneficial conversion feature for the twelve months ended May 31, 2012), $Nil has been allocated to equity for the beneficial conversion feature for the new secured convertible promissory note, exchanged for the Debenture on October 27, 2011, and $339,605 has been allocated to the equity component for the beneficial conversion feature on the Note, as modified.

Prior to the date of cancellation of the Debenture on October 27, 2011, on a cumulative basis up to this date, $2,533,331 of the principal and accrued interest was converted into common shares by the Lender. During the twelve month period ended May 31, 2012, prior to the cancellation and exchange of the Debenture, the Lender converted $660,115 of the interest and principal into 2,705,000 (post reverse-split) shares of the Company’s common stock, and subsequent to the date of the exchange, the Lender converted $124,599 of the new secured convertible promissory note interest into 2,655,900 shares of the Company’s common stock, for a total of $784,714 of principal and interest converted in the twelve months ended May 31, 2012.

The following table presents the cumulative totals of both remaining instruments: the Note issued June 16, 2011 and modified on October 27, 2011, and the new secured convertible promissory note received in exchange for the Debenture on October 27, 2011.

	May 31, 2012 $	May 31, 2011 (Reclassified) $

Principal of liability component outstanding and accrued interest	3,855,328	2,340,233
Unamortized discount	(181,193)	(890,498)
Net carrying amount	3,674,135	1,449,735

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

5.	Related Party Transactions

a)	As at May 31, 2012, the Company owed $Nil to a shareholder (May 31, 2011 – the Company owed $568 to the shareholder). Included in accrued liabilities (see Note 3) is $353,154 (twelve month period ended May 31, 2011 – $271,098) for salaries owed to the President of the Company.

b)	As at May 31, 2012, $23 (May 31, 2011 – $Nil) of expenses were incurred by, and owing to, the Chief Financial Officer of the Company.

c)	During the twelve month period ended May 31, 2012, the Company paid $27,754 (twelve month period ended May 31, 2011 – $47,336) to two companies related to the President of the Company for rent of office and laboratory space. As at May 31, 2012, $4,293 (May 31, 2011 – $17,026) of rent payable to Globe Laboratories Inc. (“Globe”), a company controlled by an individual related to the President of the Company, is included in accounts payable and accrued liabilities.

d)	On March 15, 2009, the Company entered into a research contract with Globe to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $633,333 in research costs have been accrued under this agreement, of which $600,000 has been paid to Globe.

e)	During the twelve month period ended May 31, 2012, the Company paid $7,500 (twelve month period ended May 31, 2011 – $8,000) to a director of the Company for consulting services.

f)	During the twelve month period ended May 31, 2012, the Company incurred $31,781 (May 31, 2011 - $Nil) of repair and maintenance expense to Globe, relating to laboratory equipment used by Globe in conducting research for the Company.

g)	Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009. The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

The following table sets forth the allocation of the purchase price for the investment in Posh:

Working capital acquired	$(205,685)
Property, plant and equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common shares of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

6.	Deferred Financing Costs

On March 19, 2010, the Company sold to one investor a $4,200,000 convertible debenture due March 18, 2014. As part of the Debenture financing the Company issued share purchase warrants to purchase up to $800,000 worth of common stock and also issued warrants to purchase 100,000 shares of common stock (on a pre-reverse split basis) as a finder’s fee.

These warrants were valued at the date of issue of the debenture, March 19, 2010, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	2.85%
Expected term to exercise	4 years
Expected volatility of	253%
Expected dividend yield	0%

Based on this calculation $895,250 was recorded as a deferred financing cost on the Debenture and amortized over the term of the Debenture of 48 months and charged to interest expense. On October 27, 2011, pursuant to an exchange agreement with the Lender, the Lender cancelled the Debenture, and issued a new secured convertible promissory note in its place. The remaining balance of unamortized deferred financing costs of $638,209 were expensed on the date of cancellation of the Debenture and categorized on the income statement as loss on extinguishment of debt. As at May 31, 2012, the balance of deferred financing costs relating to the Debenture on the balance sheet is $Nil.

On June 16, 2011, the Company sold to one investor a $4,338,833 convertible note (subsequently reduced to $4,323,833, per the October 27, 2011 modification (see Note 4)) due June 16, 2015. As part of the Note financing the Company also issued warrants to purchase shares of the Company’s common stock equal to $250,000.

These warrants were valued at the date of issue of the Note, June 16, 2011, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	1.49%
Expected term to exercise	4.79 years
Expected volatility of	208%
Expected dividend yield	0%

Based on this calculation $241,404 was recorded as a deferred financing cost on the Note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense. For the twelve months ended May 31, 2012, amortization of the non-cash warrants costs and direct cash costs incurred relating to both financings total $167,011.

As at May 31, 2012, all deferred financing costs on the balance sheet relate to the Note.

	May 31, 2012 $	May 31, 2011 $

Deferred financing costs	288,372	1,041,396
Accumulated amortization	(54,145)	(298,471)
Net carrying amount	234,227	742,925

Share purchase agreement
Commitment fee	–	312,000
Write-off of commitment fee	–	(312,000)
	-	-

	234,227	742,925

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

7.	Write-off of Patents and Impairment loss on Medical Licenses

During the year ended May 31, 2012, a write-off was recorded against the patent balance, in the amount of $21,596, due to management’s decision to abandon the patent application. As a result of the write-off, the revised carrying value of the patent, as at May 31, 2012, is $1.

As at May 31, 2012, an impairment test was conducted over the medical licenses balance, in accordance with ASC 360-10. The results of the impairment test indicated that the net carrying value of the asset exceeded its undiscounted future cash flows. As a consequence, an impairment loss of $240,629 was recorded.

As a result of the impairment loss, the revised carrying value of the medical license balance, as at May 31, 2012, is $1.

8.	Income Taxes

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

a)	Deferred tax assets and liabilities

	May 31, 2012 $	May 31, 2011 $

Property and equipment	30,309	19,964
Intangible assets	878	1,284
Operating loss carry forwards	3,660,867	1,799,515
Valuation allowance	(3,692,054)	(1,820,763)
Net future tax asset	–	–

Management believes that it is not likely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $10,459,620 which will expire as follows:

2028	65,168
2029	2,600,315
2030	1,684,864
2031	1,820,763
2032	4,288,510
$10,459,620

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

9.	Series “A” Preferred Stock

On June 15, 2011, the Company filed a Certificate of Designation with the Nevada Secretary of State to designate 10,000,000 shares of the Company’s authorized but unissued preferred stock as Series “A” Preferred Stock. The Series “A” Preferred Stock ranks senior to any other series of preferred stock and common stock of the Company, has a par value $0.0001 per share, and carries with it the right to convert all or a portion of such stock into common stock. Each share of Series “A” Preferred Stock has voting rights and carries a voting weight equal to one hundred shares of common stock. Holders of Series “A” Preferred Stock are entitled to receive any declared dividends and holders of shares of common stock and Series “A” Preferred Stock can vote together as a single class.

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

As at May 31, 2012, 6,800,000 (May 31, 2011 – $Nil) shares are issued and outstanding, at a par value of $0.0001.

10.	Warrants

On January 20, 2009, pursuant to the completion of a private placement of 2,000,000 units, the Company issued 2,000,000 share purchase warrants exercisable to acquire 2,000,000 shares of the Company’s common stock at a price of $0.40 per share, expiring January 20, 2011. On May 27, 2010, 540,000 of the warrants were exercised and on June 15, 2010, 460,000 of the warrants were exercised. The remaining balance of 1,000,000 unexercised warrants expired on January 20, 2011.

On October 28, 2009, pursuant to the completion of a private placement of 800,000 units, the Company issued 800,000 share purchase warrants exercisable to acquire 800,000 shares of the Company’s common stock at a price of $1.00 per share. The 800,000 unexercised warrants expired on October 28, 2011. At May 31, 2012, Nil (May 31, 2011 – 800,000) warrants were still outstanding.

On December 8, 2009, pursuant to the completion of a private placement of 533,333 units, the Company issued 533,333 share purchase warrants exercisable to acquire 533,333 shares of the Company’s common stock at $1.00 per share. The 533,333 unexercised warrants expired on December 8, 2011. At May 31, 2012, Nil (May 31, 2011 – 533,333) warrants were still outstanding.

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of $4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015. In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised. At May 31, 2012, 700,000 (35,000 post reverse stock split) (May 31, 2011 – 700,000 (35,000 post reverse stock split)) warrants were still outstanding.

On April 7, 2010, pursuant to the completion of a private placement of 625,000 units, the Company issued 625,000 share purchase warrants exercisable to acquire 625,000 shares of the Company’s common stock at a price of $1.20 per share. The 625,000 unexercised warrants expired on April 7, 2012. At May 31, 2012, Nil (May 31, 2011 – 625,000) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of $4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. At May 31, 2012, 6,250,000 (312,500 post reverse stock split) (May 31, 2011 – Nil) warrants totaling $250,000 were still outstanding.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

10.	Warrants (continued)

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants (d)	Weighted Average Exercise Price (d)

Warrants outstanding at June 1, 2011	132,917	$18.60
Expired	(97,917)	(21.20)
Exercised	–	–
Issued	312,500	Note A
Warrants outstanding at May 31, 2012	347,500	Note A

Note A: Per the terms of the Note Agreement, the exercise price of the warrants granted June 16, 2011 is defined as the lesser of:

(i) 100% of the average closing bid price for the three trading days with the lowest bid price reported by Bloomberg during the 20 trading days immediately prior to the exercise date; provided, however, that in the event the exercise price would be at any time be equal to less than $1.00 per share of common stock, the term 100% in the forgoing clause shall be replaced by 80% or;

(ii) $2.00 per share of common stock.

11.	Stock Options

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

For the twelve months ending May 31, 2012, compensation cost recorded totaled $243,348. The replacement options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested. As of May 31, 2012, 187,200 of the options under the new plan had vested and 72,800 were nonvested.

A summary of stock options outstanding is presented below:

	Number of Options (d)	Weighted Average Exercise Price (d)

Options outstanding at June 1, 2011	260,000	$1.40
Granted	–	–
Exercised	–	–
Cancelled	–	–
Options outstanding at May 31, 2012	260,000	$1.40

(d) All per share information has been adjusted retroactively to reflect the 1 for 20 reverse split of the Company’s common stock that occurred on November 7, 2011.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

11.	Stock Options (continued)

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	May 31, 2012	May 31, 2011
Risk-free interest rate	1.52%	2.10%
Expected life of options	3.5 years	5 years
Expected volatility in the market price of the shares	396%	210%
Expected dividend yield	0.0%	0.0%

12.	Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to a related party, and convertible debt and accrued interest.

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, the fair value of the Company’s cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of its financial instruments, accounts payable and accrued liabilities and, amount due to a related party, approximate their current values because of their nature and respective maturity dates or durations. The Company’s convertible debt and accrued interest is classified as “Level 2” in the fair value hierarchy. The Company believes that the carrying value of the convertible debt and accrued interest approximates its fair value based on current market borrowing rates.

13.	Commitments and Contingencies

On June 1, 2011, the Company entered into a new employment agreement with the CEO of the Company, whereby the Company is obligated to pay the CEO a base salary of CDN $500,000 per year for a period of five years, or until the contract is terminated or replaced. If the Company replaces the CEO at any time after the first anniversary of the contract the Company would be obligated to pay the CEO an amount equal to two years of the CEO’s base salary. In addition, all of the options granted to the CEO under the Company’s stock based compensation plan (see Note 11) would vest immediately.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

May 31, 2012

14.	Comparative Figures

Certain amounts have been reclassified to conform with the presentation adopted for the current period.

15.	Subsequent Events

Subsequent to May 31, 2012, pursuant to the Note, the Lender converted approximately $62,735 of the Note, including principal and interest, into 4,470,000 shares of the Company’s common stock.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was not effective as of May 31, 2012 for the reasons described below.

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

Our annual audited consolidated financial statements for the year ended May 31, 2010 and our interim unaudited consolidated financial statements for the three months ended August 31, 2010 required an audit adjustment to the accounting and disclosure of the compensation paid to Dr. Salari, our officer and director, in fiscal 2010. The amount of compensation paid to Dr. Salari reported in our annual report on Form 10-K for the year ended May 31, 2010 was overstated due to our acquisition of Posh effective December 2009, and an inadvertent error in the accrual of compensation to which Dr. Salari was entitled. Similarly, the amount of compensation paid to Dr. Salari reported in our quarterly report on Form 10-Q for the three months ended August 31, 2010 was overstated due to an inadvertent error in the accrual of compensation to which Dr. Salari was entitled. Our annual audited consolidated financial statements for the year ended May 31, 2010 and our interim unaudited consolidated financial statements for the three months ended August 31, 2010 were restated to reflect this adjustment.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of August 28, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position	Age	Date First Elected or Appointed
Dr. Hassan Salari	President, Chief Executive Officer, Secretary, Treasurer, Director	59	September 29, 2008
Audrey Lew	Chief Financial Officer	48	May 14, 2009
Dr. David Filer	Director	68	May 14, 2009
Christian Bezy	Director	57	May 14, 2009

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Dr. Hassan Salari – President, Chief Executive Officer, Secretary, Treasurer, Director

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

Audrey Lew – Chief Financial Officer

Ms. Lew is a certified general accountant (CGA) with the Certified General Accountants Association of British Columbia. She has served for more than 15 years as a controller and financial officer for a number of technology and health care companies, including Casting Workbook Services Inc. from 2007 to present; J. Lew Law Corporation from 2004 to 2007; and Chemokine Therapeutics Corp./Globe Laboratories Inc. from 2002 to 2004. From 1993 to 2002, Ms. Lew was the corporate accountant for CML Global Capital Ltd. She has experience in accounting practices and GAAP for both public and private companies. Ms. Lew has a Bachelor of Arts degree from the University of British Columbia.

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

Audit Committee

Our Board of Directors established an audit committee on July 28, 2009. Since that date, Dr. Hassan Salari, Dr. David Filer and Christian Bezy have acted as the members of the audit committee. Dr. Filer and Mr. Bezy are independent members of the committee according to NASDAQ Rule 5605(a)(2) and National Instrument 52-110 of the Canadian Securities Administrators (“NI 52-110”), while Dr. Salari is not independent as he is one of our executive officers. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; recommend annually to the Board of Directors the selection of our independent registered accountants; consider proposals made by our independent registered accountants for consulting work; and report to the Board of Directors, when so requested, on any accounting or financial matters. The Board of Directors adopted a charter for the audit committee on July 28, 2009.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have one audit committee financial expert serving on the audit committee. Dr. Hassan Salari, our officer and director, has experience serving on audit committees of other public companies. He was a member of the audit committee of Pacgen Biopharmaceuticals Corporation, a public company listed on the TSX Venture Exchange, from 2004 to 2009.

Nomination Procedures for Appointment of Directors

As of August 28, 2012, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

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

Our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to our annual report on Form 10-K for the year ended May 31, 2009. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Kedem Pharmaceuticals Inc., 885 West Georgia Street, Suite 1500, Vancouver, British Columbia, Canada V6C 3E8.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2012 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received by our principal executive officer and principal financial officer during the years ended May 31, 2012 and May 31, 2011. We do not have any other executive officers and no other individual received total compensation from us in excess of $100,000 during such fiscal years.

Summary Compensation Table
Name and Principal Position	Year ended May 31	Salary ($)		Option Awards ($) (1)		Total ($)
Dr. Hassan Salari, CEO (2)	2012	505,015	(3)	187,188	(4)	692,203
	2011	301,980	(5)	347,718	(6)	649,698
Audrey Lew, CFO (7)	2012	36,025	(8)	18,720	(4)	54,745
	2011	36,238	(9)	27,540	(6)	63,778

(1)	See Note 11 of the notes to our audited consolidated financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)	Dr. Hassan Salari was appointed as our President, Chief Executive Officer, Secretary, Treasurer and director on September 29, 2008.

(3)	Represents CDN $500,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2012, with $224,323 in salary paid to Dr. Salari during the year and the remaining $280,692 in salary accrued as at the end of the year.

(4)	Represents stock-based compensation related to options vesting during the year ended May 31, 2012.

(5)	Represents CDN $300,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2011.

(6)	Represents stock-based compensation related to options vesting during the year ended May 31, 2011.

(7)	Audrey Lew was appointed as our Chief Financial Officer on May 14, 2009.

(8)	Represents CDN $36,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2012.

(9)	Represents CDN $36,000 converted to U.S. dollars at the average exchange rate between the two currencies for the fiscal year ended May 31, 2011.

Options Grants

On June 29, 2009, we granted options to acquire 100,000 shares of our common stock to our directors and officers. These options were cancelled on November 12, 2010. On the same day, we reissued options to acquire 260,000 shares of our common stock to our directors and officers. The following table sets forth information relating to the options granted to our principal executive officer and principal financial officer as of May 31, 2012.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested ($) (2)
Dr. Hassan Salari	200,000	1.40	November 12, 2015	56,000	2,520
Audrey Lew	20,000	1.40	November 12, 2015	5,600	252

(1)	These options vest on the first day of each month at a rate of four percent of the total each calendar month beginning on December 1, 2010.

(2)	Calculated with reference to the $0.045 closing price of our common stock on May 31, 2012.

Compensation of Directors

The following table sets forth all compensation awarded to, earned by, or paid by us to the named directors during the year ended May 31, 2012.

Director Compensation
Name	Option Awards ($) (1)		Total ($)
Dr. David Filer	18,720	(2)	18,720
Christian Bezy	18,720	(2)	18,720

(1)	See Note 11 of the notes to our audited consolidated financial statements included in this annual report for a description of the assumptions made in the valuation of option awards.

(2)	Represents stock-based compensation related to options vested during the year ended May 31, 2012.

Employment Contracts and Change-in-Control Arrangements

On May 1, 2009, we entered into an employment contract with Dr. Hassan Salari in his capacity as or Chief Executive Officer for a term of 10 years, pursuant to which we were obligated to pay Dr. Salari a base salary of CDN $300,000 per year. If we replaced Dr. Salari as our Chief Executive Officer at any time after the first anniversary of the contract, we were obligated to pay him an amount equal to two years of his base salary and all of the options granted to him would vest immediately. On June 1, 2011, we entered into a new employment contract with Dr. Salari whereby we are obligated to pay him a base salary of CDN $500,000 per year for a period of five years, or until the contract is terminated or replaced. The termination provisions in this new contract are identical to those in the old contract.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans under which we provide pension, retirement or similar benefits to our directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. Other than our employment contract with Dr. Hassan Salari, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2012, we had granted options to acquire up to 260,000 shares of our common stock to our directors and officers as described elsewhere in this annual report.

Aggregated Option Exercises

There were no options exercised by any of our officers or directors during the year ended May 31, 2012.

Long-Term Incentive Plan

We do not have a long-term incentive plan in favor of any of our directors, officers, consultants or employees.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors may be compensated for their services as determined by our Board of Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2012, our directors received stock options for their services as directors and one of our directors, Dr. David Filer, also received $7,500 in consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not have any compensation plans under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of August 28, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 28, 2012, there were 18,193,124 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Dr. Hassan Salari (1) 1517 West 58th Avenue Vancouver, British Columbia Canada V6P 1W6	619,259 (2)	3.24

Common Stock	Audrey Lew (3) 7229 Stirling Street Vancouver, British Columbia Canada V5P 4H6	16,800 (4)	(5)

Common Stock	Dr. David Filer (6) 165 East 32nd Avenue New York, NY 10016	16,800 (4)	(5)

Common Stock	Christian Bezy (7) 175 Baie de la Paix Val d’Or (Dubuisson), Quebec Canada J9P 4N7	16,800 (4)	(5)

All Officers and Directors as a Group		511,259	3.24

Common Stock	St. George Investments, LLC (8) 303 East Wacker Drive, Suite 1200 Chicago, IL 60601	1,810,119 (9)	9.99

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series “A” Preferred Stock	Dr. Hassan Salari (1) 1517 West 58th Avenue Vancouver, British Columbia Canada V6P 1W6	6,800,000	100

All Officers and Directors as a Group		6,800,000	100

(1)	Dr. Hassan Salari is our President, Chief Executive Officer, Secretary, Treasurer and director.

(2)	Includes 451,259 shares of our common stock and vested options to purchase 168,000 shares of our common stock at a price of $1.40 per share until November 12, 2015.

(3)	Audrey Lew is our Chief Financial Officer.

(4)	Represents vested options to purchase 16,800 shares of our common stock at a price of $1.40 per share until November 12, 2015.

(5)	Less than 1%.

(6)	Dr. David Filer is our director.

(7)	Christian Bezy is our director.

(8)	John Fife has sole voting and investment power over the securities owned by St. George Investments, LLC (“St. George”).

(9)	Includes the right to convert a convertible note into, and to exercise warrants to purchase, an aggregate number of shares of our common stock which, except for a contractual 9.99% cap on the number of outstanding shares of our common stock that St. George may own, would exceed the cap. Thus, the number of shares of our common stock beneficially owned by St. George is 1,801,119, which represents 9.99% of the shares that would be outstanding after such exercise and conversion.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As at May 31, 2012, we included $353,154 (2011 - $271,098) in our accrued liabilities for salaries owed to Dr. Hassan Salari, our President, Chief Executive Officer, Secretary, Treasurer and director.

During the year ended May 31, 2012, we paid $27,754 (2011 - $47,336) to two companies related to Dr. Salari (Pacific Therapeutics Inc. and Globe Laboratories Inc. (“Globe”)) for rent of office and laboratory space. As at May 31, 2012, $4,293 of rent payable to Globe was included in our accounts payable and accrued liabilities.

On March 15, 2009, we entered into a research contract with Globe, a company controlled by two individuals related to Dr. Salari, to engage Globe for research on the sublingual technologies developed by Globe. We agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $633,333 in research costs have been accrued under this agreement, of which $600,000 has been paid to Globe.

During the year ended May 31, 2012, we also incurred $31,781 (2011 - $Nil) in repair and maintenance expenses to Globe, relating to laboratory equipment used by Globe to conduct research on our behalf.

During the year ended May 31, 2012, we paid $7,500 (2011 - $8,000) to Dr. David Filer, our director, for consulting services.

As at May 31, 2012, we owed $23 (2011 - $Nil) to Audrey Lew, our Chief Financial Officer, for expenses incurred by her on our behalf.

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

Director Independence

The OTCQB on which our common stock is quoted on does not have any director independence requirements. We currently use the definition in NASDAQ Rule 5605(a)(2) for determining director independence, which states that “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Two of our three current directors, Dr. David Filer and Christian Bezy, meet this definition of independence. Hassan Salari is not independent due to the fact that Dr. Salari is one of our executive officers.

National Instrument 52-110 (“NI 52-110”)

We are a reporting issuer in the Province of British Columbia. NI 51-110 requires us, as a venture issuer, to disclose in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in NI 52-110, Messrs. Filer and Bezy are independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see Item 10 under the heading “Business Experience”.

Dr. Salari, an audit committee member, is “financially literate”, as defined in NI 52-110, as he has the industry experience necessary to understand and analyze our financial statements, as well as an understanding of internal controls and procedures necessary for financial reporting. Dr. Salari served for four years as a member of the audit committee of Pacgen Biopharmaceuticals Corporation, a public company listed on the TSX Venture Exchange, and has the necessary financial expertise to be classified as “financially literate.”

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

National Instrument 58-101 (“NI 58-101”)

We are a reporting issuer in the Province of British Columbia. NI 58-101 requires us, as a venture issuer, to disclose in our annual report certain information concerning corporate governance disclosure.

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

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction), except that Dr. Salari serves as a director of Eternity Healthcare Inc. (OTCBB: ETAH).

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

The Board does not provide continuing education for our directors. Each director is responsible for maintaining the skills and knowledge necessary to meet their obligations as a director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Leed Advisors Inc., in connection with the audit of our financial statements for the year ended May 31, 2012, and our former auditors, UHY LDMB Advisors Inc., in connection with the audit of our financial statements for the year ended May 31, 2011. It also includes fees for reviews of our interim financial statements, services provided in connection with our statutory and regulatory filings or engagements, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended May 31, 2012 ($)	Year Ended May 31, 2011 ($)
Audit fees and audit-related fees	98,550	67,000
Tax fees	-	-
All other fees	-	4,496
Total	98,550	71,496

In the above table, “audit fees” are fees billed by our auditors for services provided in auditing our annual financial statements. “Audit-related fees” are fees not included in audit fees that are billed by our auditors for assurance and related services that are reasonably related to the performance of the audit review of our financial statements. “Tax fees” are fees billed by our auditors for professional services rendered for tax compliance, advice and planning. “All other fees” are fees billed by our auditors for products and services not included in the foregoing categories.

Policy on Pre-Approval

Our Board of Directors pre-approves all services provided by our auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board has considered the nature and amount of fees billed by Leed Advisors Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Leed Advisors Inc. as our auditors.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as a part of this annual report.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)

3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.10	Articles of Merger filed with the Nevada Secretary of State on September 23, 2011 (incorporated by reference from our Form 8-K filed on September 27, 2011)

3.11	Certificate of Change filed with the Nevada Secretary of State on September 26, 2011 (incorporated by reference from our Form 8-K filed on September 27, 2011)

10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)

10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)

10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Dr. Hassan Salari
Dr. Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Hassan Salari	President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)	August 28, 2012
Dr. Hassan Salari

/s/ Audrey Lew	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 28, 2012
Audrey Lew

/s/ Dr. David Filer	Director	August 28, 2012
Dr. David Filer

/s/ Christian Bezy	Director	August 28, 2012
Christian Bezy

