Form 10-Q
period 2012-08-31
Kedem Pharmaceuticals Inc.
filed 2012-10-15
CIK 1376228

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-54455

KEDEM PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0633727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8755 Ash Street, Suite 1 Vancouver, British Columbia, Canada	V6P 6T3
(Address of principal executive offices)	(Zip Code)

(604) 324-4844
(Registrant’s telephone number, including area code)

885 West Georgia Street, Suite 1500

Vancouver, British Columbia, Canada V6C 3E8
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

Yes[  ] No [X]

As of October 15, 2012, the registrant’s outstanding common stock consisted of 21,593,124 shares.

2

ITEM 1. FINANCIAL STATEMENTS

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

August 31, 2012

3

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets (Unaudited)

(Expressed in US Dollars)

	August 31, 2012	May 31, 2012
	(unaudited)	(audited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	236,779	294,936
GST/HST receivable	110,987	110,070
Prepaid expenses	8,720	11,664
	356,486	416,670

Property, Plant and Equipment
Laboratory equipment	218,861	493,986
Accumulated depreciation	(34,994)	(67,571)
Computer hardware	16,035	16,035
Accumulated depreciation	(11,470)	(11,105)
Office furniture and fixtures	7,009	6,283
Accumulated depreciation	(3,814)	(3,718)
Office machines and equipment	2,489	2,489
Accumulated depreciation	(677)	(653)
Leasehold improvements	32,184	32,184
Accumulated depreciation	(4,303)	(3,551)
	221,320	464,379

Intangible Assets
Patents and medical licenses - Net	2	2
Deferred finance charges - Net (Note 6)	218,948	234,227
	218,950	234,229
Total Assets	796,756	1,115,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	325,810	299,214
Accrued liabilities (Note 3)	599,304	424,616
Convertible debt and accrued interest (Note 4)	3,932,036	3,674,135
Due to related party	–	4
	4,857,150	4,397,969

Stockholders’ Deficit

Common Stock: 50,000,000 shares authorized $0.0001 par value, 18,193,124 shares issued and outstanding (May 31, 2012 – 13,723,124)(a)	1,820	1,373

Series “A” Preferred Stock: 10,000,000 shares authorized $0.0001 par value, 6,800,000 shares issued and outstanding (May 31, 2012 – 6,800,000) (Note 8)	680	680

Additional Paid-In Capital	9,329,788	9,206,663

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	(2,407)	3,819

Deficit accumulated during the development stage	(15,864,275)	(14,969,226)
	(4,060,394)	(3,282,691)
Total Liabilities and Stockholders’ Deficit	796,756	1,115,278

(a)	The Company completed a 1 for 20 reverse split of its common stock on November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

			Accumulated from
	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	April 25, 2006 (Date of inception) to August 31, 2012
	$	$	$
Revenue	–	–	–

Expenses

Amortization	–	10,026	44,972
Depreciation	18,676	7,837	138,567
General and administrative	52,751	125,987	1,008,169
Professional fees:
Stock-based compensation	9,360	6,511	320,756
Incurred	21,786	39,587	820,402
Research and development	116,926	354,259	2,143,733
Salaries and wages:
Stock-based compensation	51,477	35,815	965,904
Incurred	142,679	145,204	1,467,348
Write-off of licensing costs	–	–	9,769

Total Expenses	413,655	725,226	6,919,620

Net Loss Before Other Income or Expense	(413,655)	(725,226)	(6,919,620)

Other Income or Expense
Gain on settlement of payable	–	–	60,000
Loss on disposal of equipment	–	–	(93,680)
Loss on extinguishment of debt (Note 4)	–	–	(970,390)
Interest expense	(337,398)	(879,789)	(4,678,303)
Financing charges	–	–	(251,940)
Impairment loss on intangible assets	–	–	(240,629)
Write-off of intangible assets	–	–	(21,596)

Total Other Income or Expense	(337,398)	(879,789)	(6,196,538)

Net Loss	(751,053)	(1,605,015)	(13,116,158)

Other Comprehensive Income
Foreign currency translation adjustment	(6,226)	(14,820)	(2,407)

Comprehensive Loss	(757,279)	(1,619,835)	(13,118,565)

Net Loss Per Share – Basic and Diluted (b)	(0.05)	(0.18)	–

Weighted Average Shares Outstanding (b)	15,633,885	9,027,312	–

(b)	Earnings per share and weighted average shares outstanding figures have been adjusted in the current period, and retroactively adjusted in prior periods, to reflect the 1 for 20 reverse split of common stock effective November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US Dollars)

			Accumulated from
	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	April 25, 2006 (Date of inception) to August 31, 2012
	$	$	$
Operating Activities

Comprehensive loss	(757,279)	(1,619,835)	(13,118,565)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	–	–	24,000
Amortization	–	10,026	44,972
Depreciation	18,676	7,837	138,567
Write-off of licensing costs	–	–	9,769
Gain on settlement of payable	–	–	(60,000)
Loss on extinguishment of debt	–	–	970,390
Loss on disposal of equipment	–	–	93,680
Financing charges	–	–	251,940
Impairment loss on intangible assets	–	–	240,629
Write-off of intangible assets	–	–	21,596
Interest expense on convertible debt and amortization of deferred finance charges	336,801	877,987	4,627,937
Stock-based compensation	60,837	42,326	1,286,660
Foreign currency translation adjustment	6,226	14,820	28,008
Change in operating assets and liabilities:
GST/HST receivable	(917)	(36,510)	(78,258)
Prepaid expenses	2,944	(24,775)	(1,643)
Accounts payable and accrued liabilities	184,438	92,375	819,268

Net Cash Used In Operating Activities	(148,274)	(635,749)	(4,701,050)
Investing Activities
Cash acquired on investment in Posh	–	–	61,649
Credit on purchased equipment	–	–	15,000
Equipment purchased	(726)	(105,876)	(683,695)
Proceeds from sale of equipment	90,847	–	90,847
Website development costs	–	–	(2,509)
Patents and medical licenses	–	–	(292,662)

Net Cash Used in Investing Activities	90,121	(105,876)	(811,370)

Financing Activities
Payment of share offering costs	–	–	(28,400)
Advances from (repayments to) shareholders	–	(99,636)	–
Advances from (repayments to) a related party	(4)	(14)	125,388
Proceeds from issuance of common stock	–	–	1,910,018
Proceeds from convertible debt	–	750,000	3,888,339
Proceeds (repayments) of loan payable	–	–	–
Deferred charges	–	–	(146,146)

Net Cash Provided by Financing Activities	(4)	650,350	5,749,199

Increase (decrease) in Cash	(58,157)	(91,275)	236,779
Cash – Beginning of Period	294,936	1,485,191	–
Cash – End of Period	236,779	1,393,916	236,779

Supplemental Disclosures
Interest paid	–	1,802	3,107
Income taxes paid	–	–	–
Non-cash Financing Transactions
Payables settled with common stock	–	–	343,600
Payables settled with series “A” preferred stock	–	–	154,000
Common stock issued for shares of Posh	–	–	400
Shares issued in settlement of advances from related party	–	–	116,000
Shares issued in partial settlement of convertible debt	62,735	527,640	2,584,390
Warrants issued for deferred finance costs	–	241,404	1,389,154
Shares issued for deferred finance costs	–	–	252,000

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit (Unaudited)

(Expressed in US Dollars)

			Preferred Series “A” Stock		Additional		Accumulated Other	Deficit Accumulated During the
	Shares	Amount	Shares	Amount	Paid-In Capital	Donated Capital	Comprehensive Income	Development Stage	Total
	#	$	#	$	$	$	$	$	$
Balance – May 31, 2008	60,522,000	6,052	–	–	17,698	18,750	–	(135,382)	(92,882)
Donated services and rent	–	–	–	–	–	5,250	–	–	5,250
Sep 30, 2008 – common shares issued at $0.0001 per share in loan settlement	10,000,000	1,000	–	–	2,499,000	–	–	(2,499,000)	1,000
Sep 30, 2008 – common shares returned to treasury	(9,800,000)	(980)	–	–	(2,449,020)	2,450,000	–	–	–
Jan 20, 2009 – common shares issued at $0.25 per share in loan settlement	460,000	46	–	–	114,954	–	–	–	115,000
Jan 20, 2009 – common shares issued for cash at $0.25 per share	1,540,000	154	–	–	384,846	–	–	–	385,000
Foreign currency translation adjustment	–	–	–	–	–	–	41,632	–	41,632
Net loss for the year	–	–	–	–	–	–	–	(173,259)	(173,259)
Balance – May 31, 2009	62,722,000	6,272	–	–	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	133,333	13	–	–	99,987	–	–	–	100,000
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	666,667	67	–	–	499,933	–	–	–	500,000
Dec 8, 2009 – common shares issued for cash at $0.75 per share (Note 6)	533,333	53	–	–	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share	625,000	63	–	–	479,937	–	–	–	480,000
Cashless exercise of warrants	191,613	–	–	–	–	–	–	–	–
Convertible debenture financing	–	–	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	–	–	(16,031)	–	(16,031)
Stock-based compensation	–	–	–	–	521,377	–	–	–	521,377
Net loss for the period	–	–	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	–	–	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461
Correction of convertible debenture	–	–	–	–	(400,000)	–	–	–	(400,000)
Adjustment to discount amortization	–	–	–	–	–	–	–	154,514	154,514
Adjustment to salary expense	–	–	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense	–	–	–	–	–	–	–	(41,802)	(41,802)
Balance – May 31, 2010 (as restated)	68,871,946	6,868	–	–	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602
Commitment shares issued	600,000	60	–	–	251,940	–	–	–	252,000
Share issuance costs	–	–	–	–	(312,000)	–	–	–	(312,000)
Write-off of share issuance costs	–	–	–	–	251,940	–	–	–	251,940
Oct 4, 2010 – common shares issued for services	230,000	23	–	–	19,077	–	–	–	19,100
Jan 1, 2011 – common shares issued for services	250,000	25	–	–	12,475	–	–	–	12,500
Cashless exercise of warrants	163,226	–	–	–	–	–	–	–	–
Common shares for note conversion	44,470,387	4,447	–	–	1,500,306	–	–	–	1,504,753
Beneficial conversion feature convertible debenture	–	–	–	–	1,502,645	–	–	–	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	–	–	(5,240)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(6,962)	–	(6,962)
Stock-based compensation	–	–	–	–	461,098	–	–	–	461,098
Net loss for the period	–	–	–	–	–	–	–	(4,171,986)	(4,171,986)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit (Unaudited)

(Expressed in US Dollars)

Balance – May 31, 2011	166,983,192	16,663	–	–	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares issued on convertible debt (see Note 4)	42,505,900	4,250	–	–	784,714	–	–	–	788,964
Series “A” Preferred shares issued (Note 8)	–	–	6,800,000	680	153,320	–	–	–	154,000
Jun 22, 2011 – common shares issued for services	250,000	25	–	–	(25)	–	–	–	–
Issuance costs re: warrants on convertible note (Note 6)	–	–	–	–	241,404	–	–	–	241,404
Beneficial conversion features on convertible debt (see Note 4)	–	–	–	–	625,319	–	–	–	625,319
Adjustment re: 1 for 20 reverse stock split, November 7, 2011 (c)	(196,015,968)	(19,565)	–	–	19,565	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(14,820)	–	(14,820)
Stock-based compensation	–	–	–	–	243,348	–	–	–	243,348
Net loss for the period	–	–	–	–	–	–	–	(5,905,596)	(5,905,596)
Balance – May 31, 2012	13,723,124	1,373	6,800,000	680	9,206,663	2,474,000	3,819	(14,969,226)	(3,282,691)
Common shares issued on convertible debt (see Note 4)	4,470,000	447	–	–	62,288	–	–	–	62,735
Foreign currency translation adjustment	–	–	–	–	–	–	(6,226)	–	(6,226)
Stock-based compensation	–	–	–	–	60,837	–	–	–	60,837
Loss on related party transaction (Note 5e)	–	–	–	–	–	–	–	(143,996)	(143,996)
Net loss for the period	–	–	–	–	–	–	–	(751,053)	(751,053)
Balance – August 31, 2012	18,193,124	1,820	6,800,000	680	9,329,788	2,474,000	(2,407)	(15,864,275)	(4,060,394)

(c)	The Company completed a 1 for 20 reverse split of its common stock on November 7, 2011. See Note 2.

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at August 31, 2012, the Company has never generated any significant revenue and has accumulated losses of $15,864,275 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 26, 2011, the directors authorized a 1 for 20 reverse split of the Company’s common stock and effected a corresponding decrease in its authorized share capital by filing of a Certificate of Change with the Nevada Secretary of State. The reverse stock split became effective in the market at the open of business on November 7, 2011. Par value of the common stock of $0.0001 remains unchanged. Share and per share amounts reflected throughout these consolidated financial statements and related notes have been adjusted to reflect the reverse stock split.

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

August 31, 2012

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

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. The Company has never generated any revenue since inception.

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

August 31, 2012

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and convertible debt and accrued interest. The fair value of financial instruments cash and cash equivalents and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of the Company’s long-term convertible debt and accrued interest approximates its fair value based on current market borrowing rates. Accordingly, the long-term convertible debt and accrued interest is classified as “Level 2” in the fair value hierarchy.

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

August 31, 2012

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

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at August 31, 2012 and 2011.

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

Recent and Future Accounting Pronouncements

No recent or future pronouncements issued by the Financial Accounting Standards Board, or other authoritative accounting standard groups with current or future effective dates, are assessed as being currently applicable, or are expected to have a material impact to the future financial statements of the Company.

3.	Accrued Liabilities

	August 31, 2012 (unaudited) $	May 31, 2012 (audited) $
Professional fees	15,000	35,000
Research and development	83,333	33,333
Salaries	476,911	353,154
Other	24,060	3,129
	599,304	424,616

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

4.	Convertible Debt (continued)

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

Pursuant to the exchange agreement, the Lender and the Company exchanged the Debenture (the “Note Exchange”) for a new secured convertible promissory note having a principal balance equal to the outstanding principal balance of the Debenture plus the sum of all accrued and unpaid interest, penalties, fees and adjustments owed under the Debenture as of October 27, 2011 minus $25,000 forgiven by the Lender. In accordance with ASC 470-50-40-4, the difference between the acquisition price of the debt and the net carrying amount of the Debenture as at October 27, 2011 was expensed in the period as a loss on extinguishment of debt. The liability under the Debenture was extinguished as a result of the Note Exchange. The new secured convertible promissory note received by the Company is secured by all the assets of the Company, bears interest at a rate of 12% per annum, and has a maturity date of September 18, 2014. The new note contains a discount of $Nil. As at the date of exchange, all investor notes payable relating to this modified note had been received.

On June 16, 2011, the Company sold to the Lender a convertible note (the “Note”) in the amount of $4,338,833. The Note was sold with a 25% discount from face value for a net book value of $3,250,000, consisting of an initial cash payment of $250,000 paid at closing and 12 investor notes in the amount of $250,000 each. The Note matures in 48 months and bears interest at a rate of 6% per annum while each investor note matures in 50 months and bears interest at the rate of 5% per annum. In the event of a default, the outstanding balance of the Note will accrue interest at the rate of 12% per annum. Events of default under the terms of the Note and Warrant Purchase Agreement governing the Note (the “Note Agreement”) include the following:

a)	Failure to make payments of costs, fees, interest, principal, or other amount due under the Note Agreement;
b)	Failure to transfer or pledge the investor notes;
c)	Failure to deliver conversion shares or shares of common stock to be delivered upon exercise of the warrants;
d)	Breach of any covenant, obligation, condition or agreement contained in the Note or any of the other transaction documents;
e)	Falsification of any representations and warranties made or furnished by or on behalf of the Company to the Lender in writing;
f)	Failure to pay debts and/or voluntary bankruptcy;
g)	Involuntary bankruptcy;
h)	If any governmental or regulatory authority takes on or institutes any action that will materially affect the Company’s financial condition, operations or ability to pay or perform the Company’s obligations under the Note; and
i)	Failure to maintain authorized but unissued shares of common stock equal to at least 200% of the number of shares of common stock that would be needed to fully convert the Note and exercise the warrants at any given time after the date that is 30 days from the date of the Note.

The Lender has the right to convert the outstanding balance of the Note, in whole or in part, into shares of the Company’s common stock which will be valued at the market value. As part of the transaction, the Lender also acquired warrants to purchase shares of the Company’s common stock equal to $250,000, exercisable until June 30, 2016.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

4.	Convertible Debt (continued)

On September 19, 2011, the Company had an event of default under the terms of the Note. As a result of the event of default, the Company and the Lender entered into a forbearance agreement, whereby the Lender agreed to extend the original maturity date of the Note by six months, to increase the interest rate from 6% to 12%, to refrain and forbear temporarily from exercising and enforcing any of its remedies against the Company resulting from the event of default, and to reduce the outstanding balance of the Note by $25,000, net of $10,000 of legal fees relating to the modification of the Note, which net reduced the principal of the Note from $4,338,833 to $4,323,833.

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

During the 12 month period ended May 31, 2012, the Company received the $250,000 initial cash payment on the Note and two of the 12 investor notes. During the three month period ended August 31, 2012, the Company did not receive any of the investor notes from the Lender. During the 12 month period ended May 31, 2012, the Company recorded amortization of the debt discount on the Note of $408,528, which was charged to interest expense. During the three month period ended August 31, 2012, the Company recorded amortization of the debt discount on the Note of $104,752, which was charged to interest expense.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion feature, or equity component.

Based on this calculation, as at May 31, 2012, $1,788,359 relating to the Debenture was allocated to equity for the beneficial conversion feature ($1,502,645 allocated to equity for the beneficial conversion feature for the 12 months ended May 31, 2011, and $285,714 allocated to equity for the beneficial conversion feature for the 12 months ended May 31, 2012 before default and the exchange for the new secured promissory note occurred). $Nil has been allocated to equity for the beneficial conversion feature for the new secured convertible promissory note, exchanged for the Debenture on October 27, 2011, and $339,605 has been allocated to the equity component for the beneficial conversion feature on the Note, as modified, for the 12 month period ended May 31, 2012.

Based on this calculation, for the three months ended August 31, 2012, $Nil was allocated to equity for the beneficial conversion feature of the new secured convertible promissory note and the Note (collectively, the “Notes”), as no investor notes were received by the Company in the three month period ended August 31, 2012.

Prior to the date of cancellation of the Debenture on October 27, 2011, on a cumulative basis up to this date, $2,533,331 of the principal and accrued interest was converted into shares of the Company’s common stock by the Lender. During the 12 month period ended May 31, 2012, prior to the cancellation and exchange of the Debenture, the Lender converted $660,115 of the interest and principal into 2,705,000 (post reverse-split) shares of the Company’s common stock, and subsequent to the date of the exchange, the Lender converted $124,599 of the new secured convertible promissory note interest into 2,655,900 shares of the Company’s common stock, for a total of $784,714 of principal and interest converted during the 12 months ended May 31, 2012.

During the three month period ending August 31, 2012, $62,735 of accrued interest on the new secured convertible promissory note, received in exchange for the Debenture on October 27, 2011, was converted to equity by the Lender. During the same period, $Nil of principal and accrued interest was converted to equity by the Lender on the Note, as modified.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

4.	Convertible Debt (continued)

For the 12 month period ended May 31, 2012, a total of $2,224,082 was expensed to the income statement, (inclusive of the interest expense on the outstanding balance of the Notes, amortization of deferred cash and non-cash costs relating to the Notes, and amortization of the discount on the Note, as modified, as well as amortization of the discount on the Debenture, before its cancellation on October 27, 2011).

For the three month period ended August 31, 2012, a total of $336,801 of interest was expensed to the income statement, (inclusive of interest expense of the outstanding balance of the Notes, amortization of deferred cash and non-cash deferred financing costs relating to the Notes, (see Note 6) and amortization of the discount on the Note, as modified).

The following table presents the cumulative totals of both remaining instruments: the Note issued June 16, 2011 and modified on October 27, 2011, and the new secured convertible promissory note received in exchange for the Debenture on October 27, 2011.

	August 31, 2012 (unaudited) $	May 31, 2012 (audited) $
Principal of liability component outstanding and accrued interest	4,008,476	3,855,328
Unamortized discount	(76,440)	(181,193)
Net carrying amount	3,932,036	3,674,135

5.	Related Party Transactions

a)	As of August 31, 2012, included in accrued liabilities (see Note 3) is $476,911 (May 31, 2012 – $353,154) for salaries owed to the President of the Company.

b)	During the three month period ended August 31, 2012, the Company incurred $6,527 of rent expense (three month period ended August 31, 2011 – $8,118), to a company related to the President of the Company for rent of office and laboratory space. As at August 31, 2012, $2,484 (May 31, 2012 – $4,293) of rent payable to Globe Laboratories Inc. (“Globe”), a company controlled by an individual related to the President of the Company, is included in accounts payable and accrued liabilities.

c)	On March 15, 2009, the Company entered into a research contract with Globe to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. To date, $683,333 in research costs have been accrued under this agreement, of which $600,000 has been paid to Globe.

d)	During the three month period ended August 31, 2012, the Company paid $Nil (three month period ended August 31, 2011 – $3,000) to a director of the Company for consulting services.

e)	During the three month period ended August 31, 2012 the company incurred a loss on sale of equipment of $143,996 (three month period ended August 31, 2011 – $Nil) to a Company with a shareholder related to the President of the Company.

f)	Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009. The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

5.	Related Party Transactions (continued)

The following table sets forth the allocation of the purchase price for the investment in Posh:

Working capital acquired	$(205,685)
Property, plant and equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common stock of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

6.	Deferred Financing Costs

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

Based on this calculation $895,250 was recorded as a deferred financing cost on the Debenture and amortized over the term of the Debenture of 48 months and charged to interest expense. On October 27, 2011, pursuant to an exchange agreement with the Lender, the Lender cancelled the Debenture, and issued a new secured convertible promissory note in its place. The remaining balance of unamortized deferred financing costs of $638,209 were expensed on the date of cancellation of the Debenture and categorized on the income statement as loss on extinguishment of debt. As at August 31, 2012, the balance of deferred financing costs relating to the Debenture on the balance sheet is $Nil.

On June 16, 2011, the Company sold to one investor a $4,338,833 convertible note (subsequently reduced to $4,323,833, per the October 27, 2011 modification, see Note 4) due June 16, 2015. As part of the Note financing the Company also issued warrants to purchase shares of the Company’s common stock equal to $250,000.

These warrants were valued at the date of issue of the Note, June 16, 2011, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	1.49%
Expected term to exercise	4.79 years
Expected volatility of	208%
Expected dividend yield	0%

Based on this calculation $241,404 was recorded as a deferred financing cost on the Note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense. For the three months ended August 31, 2012, amortization of the non-cash warrants costs and direct cash costs incurred relating to the modified June 16, 2011 Note total $15,277 (three month period ended August 31, 2011, $79,361).

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

6.	Deferred Financing Costs (continued)

As at August 31, 2012, all deferred financing costs on the balance sheet relate to the Note, as modified.

	August 31, 2012 (unaudited) $	May 31, 2012 (audited) $

Deferred financing costs	288,372	288,372
Accumulated amortization	(69,424)	(54,145)

Net carrying amount	218,948	234,227

7.	Income Taxes

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

a)	Deferred tax assets and liabilities

	August 31, 2012 (unaudited) $	May 31, 2012 (audited) $

Property and equipment	19,340	30,309
Intangible assets	878	878
Operating loss carry forwards	4,495,300	3,660,867
Valuation allowance	(4,515,518)	(3,692,054)
Net future tax asset	–	–

Management believes that it is not likely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $12,843,715 which will expire as follows:

2028	61,174
2029	2,600,315
2030	1,684,864
2031	3,518,100
2032	4,288,510
2033	690,752
$12,843,715

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

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

As at August 31, 2012, 6,800,000 (May 31, 2012 – 6,800,000) shares are issued and outstanding, at a par value of $0.0001.

9.	Warrants

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of $4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015. In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised. At August 31, 2012, 700,000 (35,000 post reverse stock split) (May 31, 2012 – 700,000 (35,000 post reverse stock split)) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of $4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. As at August 31, 2012, 6,250,000 (312,500 post-reverse stock split) (May 31, 2012 – 6,250,000 (312,500 post-reverse stock split)) warrants totaling $250,000 were still outstanding.

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at June 1, 2012	347,500	Note A
Expired	–	–
Exercised	–	–
Issued	–	–
Warrants outstanding at August 31, 2012	347,500	Note A

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

August 31, 2012

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

For the three months ending August 31, 2012, compensation cost recorded totalled $60,837 (three month period ended August 31, 2011 – $42,326). The replacement options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested. As of August 31, 2012, 218,400 of the options under the new plan had vested and 41,600 were nonvested.

A summary of stock options outstanding is presented below:

	Number of Options (d)	Weighted Average Exercise Price (d)
Options outstanding at June 1, 2012	260,000	$1.40
Granted	–	–
Exercised	–	–
Cancelled	–	–
Options outstanding at August 31, 2012	260,000	$1.40

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

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	August 31, 2012	May 31, 2012
Risk-free interest rate	1.52%	1.52%
Expected life of options	3.25 years	3.5 years
Expected volatility in the market price of the shares	426%	396%
Expected dividend yield	0.0%	0.0%

11.	Fair Value Measures

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

August 31, 2012

11.	Fair Value Measures (continued)

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

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable and accrued liabilities, and convertible debt and accrued interest.

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, the fair value of the Company’s cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of its financial instruments accounts payable and accrued liabilities, approximate their current values because of their nature and respective maturity dates or durations. The Company’s convertible debt and accrued interest is classified as “Level 2” in the fair value hierarchy. The Company believes that the carrying value of the convertible debt and accrued interest approximates its fair value based on current market borrowing rates.

12.	Subsequent Events

Subsequent to August 31, 2012, pursuant to the Note, the Lender converted approximately $22,069 of the Note, including principal and interest, into 3,400,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report, the terms “we”, “us”, “our”, and the “Company” mean Kedem Pharmaceuticals Inc. and its subsidiaries, unless otherwise indicated. All financial information in this report is presented in U.S. dollars, unless otherwise indicated.

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

Plan of Operations

Our plan of operations over the next 12 months is to work on the formulation of our drugs. We anticipate that we will require approximately $2.386 million to pursue our plans over the next 12 months. We plan to obtain the necessary funds from equity or debt financings, as required. However, there can be no assurance that we will be able to obtain the additional financing required, or any at all. If we are not able to obtain additional financing, we may be required to scale back our plans or eliminate them altogether. There can be no assurance that we will achieve all of our plans, or any of them. Our expenditures for the next 12 months, excluding the cost of clinical trials, include:

Description	Our Cost to Complete ($)
Equipment	50,000

Leasehold improvement / rent	50,000

Research (1)	1,000,000

Packaging	200,000

Wages	536,000

Professional fees	300,000

Travel	100,000

Overhead	50,000

Administration	100,000

Total	2,386,000

(1)    Includes the cost of conducting clinical trials, formulation research and a quarterly payment of $50,000 to Globe.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2012 should be read in conjunction with our interim consolidated financial statements and the related notes thereto included in this quarterly report, as well as our most recent annual report for the fiscal year ended May 31, 2012.

Revenues

We have not generated any revenues from our inception on April 25, 2006 to August 31, 2012. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

During the three months ended August 31, 2012, we incurred $413,655 in total operating expenses, including $116,926 in research and development costs, $194,156 in salaries and wages, $31,146 in professional fees, $52,751 in general and administrative expenses and $18,676 in depreciation expenses. During the three months ended August 31, 2011, we incurred total operating expenses of $725,226, including $354,259 in research and development costs, $181,019 in salaries and wages, $46,098 in professional fees, $125,987 in general and administrative expenses, $7,837 in depreciation expenses and $10,026 in amortization expenses. The decrease in our total expenses between the two periods was primarily due to significant decreases in our research and development expenses and general and administrative expenses, which were in turn attributable to an overall decrease in our operations.

From our inception on April 25, 2006 to August 31, 2012, we incurred $6,919,620 in total operating expenses, including $2,143,733 in research and development costs, $2,433,252 in salaries and wages, $1,141,158 in professional fees, $1,008,169 in general and administrative expenses, $138,567 in depreciation expenses and $44,972 in amortization expenses.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs. Our general and administrative expenses decreased by $73,236 during the three months ended August 31, 2012 compared to the same period in 2011 largely as a result of the decrease in our overall operations as described above, and particularly, a decrease in our advertising and promotion expenses. Our research and development costs decreased by $237,333 between the two periods primarily because of a decrease in our purchases of raw materials for conducting research on our products. In contrast, our salaries and wages increased by $13,137 because of an increase in both personnel and stock-based compensation expense over the prior comparative quarter, while our professional fees decreased by $14,952 primarily due to a decrease in our legal fees.

During the three months ended August 31, 2012, we incurred a net loss from operations of $413,655, compared to a net loss from operations of $725,226 during the three months ended August 31, 2011. We also incurred $337,398 in interest expense during our most recent fiscal quarter, whereas we incurred $879,789 in interest expense during the same period in our prior fiscal year. The decrease in our interest expense between the two quarters was primarily due to decreases in the amortization expense of the deferred finance costs and amortization of the discount on a convertible debenture we issued in March 2010, both of which were charged to interest expense. That debenture was cancelled on October 27, 2011 and subsequently replaced with a new secured convertible promissory note on the same date without an associated discount or deferred financing charge balance. The terms of the debenture and note are described more fully in Notes 4 and 6 of the notes to our interim consolidated financial statements included elsewhere in this quarterly report.

From our inception on April 25, 2006 to August 31, 2012, we incurred a net loss from operations of $6,919,620, as well as $4,678,303 in interest expense, $970,390 in loss on the extinguishment of debt, $93,680 in loss on the disposal of equipment, $251,940 in financing charges, $240,629 in impairment loss on intangible assets and a $21,596 write-off of intangible assets, all of which were offset by a $60,000 gain on the settlement of a payable.

Net Loss

During the three months ended August 31, 2012, we incurred a net loss of $751,053, compared to a net loss of $1,605,015 during the three months ended August 31, 2011. Our net loss per share during these periods was $0.05 and $0.18, respectively.

From our inception on April 25, 2006 to August 31, 2012, we incurred a net loss of $13,116,158.

Liquidity and Capital Resources

As of August 31, 2012 we had $236,779 in cash and cash equivalents, $796,756 in total assets, $4,857,150 in total liabilities and a working capital deficit of $4,500,664. As of August 31, 2012 we had an accumulated deficit of $15,864,275.

To date, we have experienced negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future, and we anticipate that we will experience negative cash flows during our fiscal year ended May 31, 2013. Accordingly, our ability to generate any revenues continues to be uncertain.

During the three months ended August 31, 2012, we spent $148,274 in cash on operating activities, compared to $635,749 in cash spending on operating activities during the three months ended August 31, 2011. The decrease in our cash spending on operating activities during our most recent fiscal quarter was primarily attributable to the decrease in our net loss as described above, as well as a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the categories of interest expense on our convertible debt and amortization of deferred finance costs charged to interest expense.

We received $90,121 in cash from investing activities during the three months ended August 31, 2012, compared to cash spending of $105,876 on investing activities during the same period in our prior fiscal year. The decrease in our cash spending on investing activities between the two periods was entirely due to the $90,847 in proceeds we received from the sale of equipment combined with the decrease in our purchases of equipment from $105,876 to $726.

During the three months ended August 31, 2012, we spent $4 in net cash on financing activities, all of which was in the form of repayments to a related party. During the three months ended August 31, 2011, we received $650,350 in cash from financing activities, substantially all of which was attributable to proceeds from previous issuances of convertible debt. Since our inception, we have received $3,888,339 in proceeds from convertible debt and $1,910,018 in proceeds from the issuance of our common stock.

During the three months ended August 31, 2012, we incurred a comprehensive loss of $757,279.

We estimate that our working capital requirements and projected operating expenses for the next 12 months will be approximately $2,386,000 as described in the “Plan of Operations” section, above. We do not currently have sufficient cash resources to meet our operating expenses for the next 12 months, so we plan to raise additional funds through the issuance of equity securities or through debt financing. There are no assurances that we will be able to obtain the funds required for our continued operation. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders, while obtaining commercial loans, assuming that such loans are available, would increase our liabilities and future cash commitments.

Going Concern

Our financial statements for the three months ended August 31, 2012 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of August 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

During the course of the preparation of our financial statements for the three months ended August 31, 2012, our Principal Executive Officer and Principal Financial Officer identified material weaknesses in our internal controls and disclosure controls and procedures. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of our disclosure controls and procedures as of August 31, 2012, the following deficiencies were identified:

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

Accordingly, our management concluded that our disclosure controls and procedures as of August 31, 2012 were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)

3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)

10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)

10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)

