Form 10-Q
period 2012-11-30
Kedem Pharmaceuticals Inc.
filed 2013-01-02
CIK 1376228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of December 31, 2012, the registrant’s outstanding common stock consisted of 25,393,124 shares.

2

ITEM 1. FINANCIAL STATEMENTS

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

November 30, 2012

3

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Balance Sheets (Unaudited)

(Expressed in US Dollars)

	November 30, 2012	May 31, 2012
	(unaudited)	(audited)
	$	$
ASSETS

Current Assets
Cash and cash equivalents	54,166	294,936
HST receivable	37,214	110,070
Prepaid expenses	4,473	11,664
	95,853	416,670

Property, Plant and Equipment
Laboratory equipment	27,928	493,986
Accumulated depreciation	(5,244)	(67,571)
Computer hardware	16,035	16,035
Accumulated depreciation	(11,984)	(11,105)
Office furniture and fixtures	8,405	6,283
Accumulated depreciation	(4,026)	(3,718)
Office machines and equipment	2,489	2,489
Accumulated depreciation	(768)	(653)
Leasehold improvements	32,184	32,184
Accumulated depreciation	(5,697)	(3,551)
	59,322	464,379

Intangible Assets
Patents and medical licenses - Net	2	2
Deferred finance charges - Net (Note 6)	203,672	234,227
	203,674	234,229
Total Assets	358,849	1,115,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	309,448	299,214
Accrued liabilities (Note 3)	625,502	424,616
Convertible debt and accrued interest (Note 4)	4,164,998	3,674,135
Due to related party	–	4
	5,099,948	4,397,969

Stockholders’ Deficit

Common Stock: 50,000,000 shares authorized $0.0001 par value, 25,393,124 shares issued and outstanding (May 31, 2012 – 13,723,124)	2,540	1,373

Series “A” Preferred Stock: 10,000,000 shares authorized $0.0001 par value, 6,800,000 shares issued and outstanding (May 31, 2012 – 6,800,000) (Note 8)	680	680

Additional Paid-In Capital	9,419,653	9,206,663

Donated Capital	2,474,000	2,474,000

Accumulated other comprehensive income	(2,407)	3,819

Deficit accumulated during the development stage	(16,635,565)	(14,969,226)
	(4,741,099)	(3,282,691)
Total Liabilities and Stockholders’ Deficit	358,849	1,115,278

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

(Expressed in US Dollars)

					Accumulated from
	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	April 25, 2006 (Date of inception) to November 30, 2012
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

Amortization	–	10,026	–	20,052	44,972
Depreciation	9,228	18,772	27,904	26,609	147,795
General and administrative	9,656	95,969	62,407	221,956	1,017,825
Professional fees:
Stock-based compensation	7,020	12,137	16,380	18,648	327,776
Incurred	46,723	72,230	68,509	111,817	867,125
Research and development	103,172	270,638	220,098	624,897	2,246,905
Salaries and wages:
Stock-based compensation	51,477	67,211	102,954	103,026	1,017,381
Incurred	142,882	141,758	285,561	286,962	1,610,230
Write-off of licensing costs	–	–	–	–	9,769
Total Expenses	370,158	688,741	783,813	1,413,967	7,289,778
Net Loss Before Other Income or Expense	(370,158)	(688,741)	(783,813)	(1,413,967)	(7,289,778)

Other Income or Expense
Gain on settlement of payable	–	–	–	–	60,000
Loss on disposal of equipment	(28,285)	(33,708)	(28,285)	(33,708)	(121,965)
Loss on extinguishment of debt (Note 4)	–	(970,390)	–	(970,390)	(970,390)
Interest expense	(280,725)	(642,032)	(618,123)	(1,521,821)	(4,959,028)
Financing charges	–	–	–	–	(251,940)
Impairment loss on intangible assets	–	–	–	–	(240,629)
Write-off of intangible assets	–	–	–	–	(21,596)

Total Other Income or Expense	(309,010)	(1,646,130)	(646,408)	(2,525,919)	(6,505,548)

Net Loss	(679,168)	(2,334,871)	(1,430,221)	(3,939,886)	(13,795,326)

Other Comprehensive Income
Foreign currency translation adjustment	–	–	(6,226)	(14,820)	(2,407)

Comprehensive Loss	(679,168)	(2,334,871)	(1,436,447)	(3,954,706)	(13,797,733)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.25)	(0.06)	(0.42)	–

Weighted Average Shares Outstanding	22,238,179	9,295,512	22,238,179	9,295,512	–

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

(Expressed in US Dollars)

					Accumulated from
	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011	April 25, 2006 (Date of inception) to November 30, 2012
	$	$	$	$	$
Operating Activities

Comprehensive loss	(679,168)	(2,334,871)	(1,436,447)	(3,954,706)	(13,797,733)

Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	–	–	–	–	24,000
Amortization	–	10,026	–	20,052	44,972
Depreciation	9,228	18,772	27,904	26,609	147,795
Write-off of licensing costs	–	–	–	–	9,769
Gain on settlement of payable	–	–	–	–	(60,000)
Loss on extinguishment of debt	–	970,390	–	970,390	970,390
Loss on disposal of equipment	28,285	33,708	28,285	33,708	121,965
Financing charges	–	–	–	–	251,940
Impairment loss on intangible assets	–	–	–	–	240,629
Write-off of intangible assets	–	–	–	–	21,596
Interest expense on convertible debt and amortization of deferred finance charges	280,326	638,953	617,127	1,516,940	4,908,263
Stock-based compensation	58,497	79,348	119,334	121,674	1,345,157
Foreign currency	–	–	6,226	14,820	28,008
Change in operating assets and liabilities:
GST/HST receivable	73,773	(24,937)	72,856	(61,447)	(4,485)
Prepaid expenses	4,247	(82,822)	7,191	(107,597)	2,604
Accounts payable and accrued liabilities	19,611	(24,901)	204,049	67,474	825,035
Net Cash Used In Operating Activities	(205,201)	(716,334)	(353,475)	(1,352,083)	(4,920,095)
Investing Activities
Cash acquired on investment in Posh	–	–	–	–	61,649
Credit on purchased equipment	–	–	–	–	15,000
Equipment purchased	(1,396)	(86,134)	(2,122)	(192,010)	(685,091)
Proceeds from sale of equipment	23,984	–	114,831	–	128,675
Website development costs	–	–	–	–	(2,509)
Patents and medical licenses	–	–	–	–	(292,662)
Net Cash Used in Investing Activities	22,588	(86,134)	112,709	(192,010)	(774,938)

Financing Activities

Payment of share offering costs	–	–	–	–	(28,400)
Advances from (repayments to) shareholders	–	40,742	–	(58,894)	–
Advances from (repayments to) a related party	–	–	(4)	(14)	125,388
Proceeds from issuance of common stock	–	–	–	–	1,910,018
Proceeds from convertible debt	–	250,000	–	1,000,000	3,888,339
Proceeds (repayments) of loan payable	–	–	–	–	–
Deferred charges	–	–	–	–	(146,146)
Net Cash Provided by Financing Activities	–	290,742	(4)	(941,092)	5,749,199
Increase (decrease) in Cash	(182,613)	(511,726)	(240,770)	(603,001)	54,166
Cash – Beginning of Period	236,779	1,393,916	294,936	1,485,191	–
Cash – End of Period	54,166	882,190	54,166	882,190	54,166
Supplemental Disclosures
Interest paid	–	1,383	–	3,185	3,107
Income taxes paid	–	–	–	–	–
Non-cash Financing Transactions
Payables settled with common stock	–	–	–	–	343,600
Payables settled with Series “A” Preferred stock	–	100,000	–	154,000	154,000
Common stock issued for shares of Posh	–	–	–	–	400
Shares issued in settlement of advances from related party	–	–	–	–	116,000
Shares issued in partial settlement of convertible debt	32,088	252,887	94,823	780,527	2,616,488
Warrants issued for deferred finance costs	–	–	–	241,404	1,389,154
Shares issued for deferred finance costs	–	–	–	–	252,000

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit (Unaudited)

(Expressed in US Dollars)

			Preferred Series “A” Stock		Additional		Accumulated Other	Deficit Accumulated During the
	Shares	Amount	Shares	Amount	Paid-In Capital	Donated Capital	Comprehensive Income	Development Stage	Total
	#	$	#	$	$	$	$	$	$
Balance – May 31, 2009	62,722,000	6,272	–	–	567,478	2,474,000	41,632	(2,807,641)	281,741
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	133,333	13	–	–	99,987	–	–	–	100,000
Oct 28, 2009 – common shares issued for cash at $0.75 per share (Note 6)	666,667	67	–	–	499,933	–	–	–	500,000
Dec 8, 2009 – common shares issued for cash at $0.75 per share (Note 6)	533,333	53	–	–	392,815	–	–	–	392,868
Dec 11, 2009 – share exchange with Posh	4,000,000	400	–	–	–	–	–	(105,121)	(104,721)
Apr 7, 2010 – common shares issued for cash at $0.80 per share	625,000	63	–	–	479,937	–	–	–	480,000

Cashless exercise of warrants	191,613	–	–	–	–	–	–	–	–

Convertible debenture financing	–	–	–	–	1,231,983	–	–	–	1,231,983
Beneficial conversion feature related to convertible debenture	–	–	–	–	63,267	–	–	–	63,267
Foreign currency translation adjustment	–	–	–	–	–	–	(16,031)	–	(16,031)

Stock-based compensation	–	–	–	–	521,377	–	–	–	521,377

Net loss for the period	–	–	–	–	–	–	–	(2,177,023)	(2,177,023)
Balance – May 31, 2010 (previously reported)	68,871,946	6,868	–	–	3,856,777	2,474,000	25,601	(5,089,785)	1,273,461

Correction of convertible debenture	–	–	–	–	(400,000)	–	–	–	(400,000)

Adjustment to discount amortization	–	–	–	–	–	–	–	154,514	154,514

Adjustment to salary expense	–	–	–	–	–	–	–	85,429	85,429
Adjustment to accrued interest expense	–	–	–	–	–	–	–	(41,802)	(41,802)

Balance – May 31, 2010 (as restated)	68,871,946	6,868	–	–	3,456,777	2,474,000	25,601	(4,891,644)	1,071,602

Commitment shares issued	600,000	60	–	–	251,940	–	–	–	252,000

Share issuance costs	–	–	–	–	(312,000)	–	–	–	(312,000)

Write-off of share issuance costs	–	–	–	–	251,940	–	–	–	251,940
Oct 4, 2010 – common shares issued for services	230,000	23	–	–	19,077	–	–	–	19,100
Jan 1, 2011 – common shares issued for services	250,000	25	–	–	12,475	–	–	–	12,500

Cashless exercise of warrants	163,226	–	–	–	–	–	–	–	–

Common shares for note conversion	44,470,387	4,447	–	–	1,500,306	–	–	–	1,504,753
Beneficial conversion feature convertible debenture	–	–	–	–	1,502,645	–	–	–	1,502,645
Cashless exercise of warrants related to convertible debenture	52,397,633	5,240	–	–	(5,240)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(6,962)	–	(6,962)

Stock-based compensation	–	–	–	–	461,098	–	–	–	461,098

Net loss for the period	–	–	–	–	–	–	–	(4,171,986)	(4,171,986)
Balance – May 31, 2011	166,983,192	16,663	–	–	7,139,018	2,474,000	18,639	(9,063,630)	584,690
Common shares issued on convertible debt (Note 4)	42,505,900	4,250	–	–	784,714	–	–	–	788,964
Series “A” Preferred shares issued (Note 8)	–	–	6,800,000	680	153,320	–	–	–	154,000
Jun 22, 2011 – common shares issued for services	250,000	25	–	–	(25)	–	–	–	–
Issuance costs re: warrants on convertible note (Note 6)	–	–	–	–	241,404	–	–	–	241,404
Beneficial conversion features on convertible debt (Note 4)	–	–	–	–	625,319	–	–	–	625,319
Adjustment re: 1 for 20 reverse stock split, November 7, 2011 (Note 2)	(196,015,968)	(19,565)	–	–	19,565	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	(14,820)	–	(14,820)
Stock-based compensation	–	–	–	–	243,348	–	–	–	243,348
Net loss for the period	–	–	–	–	–	–	–	(5,905,596)	(5,905,596)
Balance – May 31, 2012	13,723,124	1,373	6,800,000	680	9,206,663	2,474,000	3,819	(14,969,226)	(3,282,691)
Common shares issued on convertible debt (Note 4)	11,670,000	1,167	–	–	93,656	–	–	–	94,823
Foreign currency translation adjustment	–	–	–	–	–	–	(6,226)	–	(6,226)
Stock-based compensation	–	–	–	–	119,334	–	–	–	119,334
Loss on related party transaction (Note 5e)	–	–	–	–	–	–	–	(236,118)	(236,118)
Net loss for the period	–	–	–	–	–	–	–	(1,430,221)	(1,430,221)
Balance – November 30, 2012	25,393,124	2,540	6,800,000	680	9,419,653	2,474,000	(2,407)	(16,635,565)	(4,741,099)

(The accompanying notes are an integral part of these consolidated financial statements)

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. As at November 30, 2012, the Company has never generated any significant revenue and has accumulated losses of $16,635,565 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The name change became effective in the market at the open of business on November 7, 2011. At that time, the Company’s common stock became eligible for quotation on the Over the Counter Bulletin Board under the name Kedem Pharmaceuticals Inc. and the trading symbol “GHLVD”. On December 20, 2011, the trading symbol changed permanently to “KDMP”.

b)	Reverse Stock Split

On September 26, 2011, the directors authorized a 1 for 20 reverse split of the Company’s common stock and effected a corresponding decrease in its authorized share capital by filing of a Certificate of Change with the Nevada Secretary of State. The reverse stock split became effective in the market at the open of business on November 7, 2011. Par value of the common stock of $0.0001 remains unchanged. All share and per share amounts reflected throughout these consolidated financial statements and related notes have been adjusted to reflect the reverse stock split.

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

November 30, 2012

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

November 30, 2012

2.	Summary of Significant Accounting Policies (continued)

h)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows:

Laboratory equipment	20%	diminishing balance
Computer hardware	45%	diminishing balance
Office furniture and fixtures	20%	diminishing balance
Office machines and equipment	20%	diminishing balance
Leasedhold improvements	straight-line over the term of the lease

In the year of acquisition, these rates are reduced by one-half.

i)	Medical Technology Licenses

Intangible assets are recorded at cost. The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The term of the current medical license is the later of the date on which all the licensed patents have expired or been revoked without a right of further appeal, and the date on which the marketing for the license agreements and the licenses granted under the agreement is seized. The medical technology licenses are being amortized straight-line over seven years. The Company amortizes the cost of its patent balance straight line over its estimated period of benefit of 20 years.

The Company assesses the realizability of its intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, the Company evaluates the carrying value of intangible assets based on estimated undiscounted future cash flows in accordance with ASC 360, “Property, Plant and Equipment”.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and convertible debt and accrued interest. The fair value of the financial instruments cash and cash equivalents and accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The carrying value of the Company’s convertible debt and accrued interest approximates its fair value based on current market borrowing rates. Accordingly, the convertible debt and accrued interest is classified as “Level 2” in the fair value hierarchy.

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

November 30, 2012

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

The functional currency of the Company is the Canadian dollar with the reported amounts being stated in United States dollars. In accordance with ASC 830, “Foreign Currency Matters”, assets and liabilities are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average annual rates of exchange. Foreign currency translation gains and losses are recognized in the statement of operations. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficit).

n)	Research and development costs

Research costs are expensed in the period incurred. Development costs are expensed in the period incurred unless the Company believes a development project meets generally accepted accounting criteria for deferral and amortization. No such costs have been deferred as at November 30, 2012 and 2011.

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

3.	Accrued Liabilities

	November 30, 2012	May 31, 2012
	(unaudited) $	(audited) $

Professional fees	15,000	35,000
Research and development	32,963	33,333
Salaries	570,804	353,154
Other	6,735	3,129
	625,502	424,616

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

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

Beginning six months from the closing date, the Lender could require the Company to repay the principal amount of the Debenture plus accrued interest, in full or in part, in fully-paid and non-assessable shares of the Company’s common stock at a rate per share equal to the market price as calculated under the Securities Purchase Agreement governing the Debenture (the “Agreement”). The Lender was not permitted to deliver a request for repayment where the dollar amount of the request for repayment would exceed 125% of the amount outstanding under the Debenture. In September 2010, the conversion price was amended, providing for an additional 10% discount to the market price as defined under the Agreement.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

4.	Convertible Debt (continued)

Pursuant to the exchange agreement, the Lender and the Company exchanged the Debenture (the “Note Exchange”) for a new secured convertible promissory note having a principal balance equal to the outstanding principal balance of the Debenture plus the sum of all accrued and unpaid interest, penalties, fees and adjustments owed under the Debenture as of October 27, 2011 minus $25,000 forgiven by the Lender. In accordance with ASC 470-50-40-4, the difference between the acquisition price of the debt and the net carrying amount of the Debenture as at October 27, 2011 was expensed in the period as a loss on extinguishment of debt. The liability under the Debenture was extinguished as a result of the Note Exchange. The new secured convertible promissory note received by the Company is secured by all the assets of the Company, bears interest at a rate of 12% per annum, and has a maturity date of September 18, 2014. The new note contains a discount of $Nil. As at the date of exchange, all investor notes payable relating to the new note had been received.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

4.	Convertible Debt (continued)

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

During the 12 month period ended May 31, 2012, the Company received the $250,000 initial cash payment on the Note and two of the 12 investor notes. During the six month period ended November 30, 2012, the Company did not receive any of the investor notes from the Lender. During the 12 month period ended May 31, 2012, the Company recorded amortization of the debt discount on the Note of $408,528, which was charged to interest expense. During the six month period ended November 30, 2012, the Company recorded amortization of the debt discount on the Note of $148,944, which was charged to interest expense.

The Company has separately accounted for the liability and equity components of the Debenture and the Note by allocating the proceeds from the issuance of the instruments between the liability component and the beneficial conversion feature, or equity component.

Based on this calculation, as at May 31, 2012, $1,788,359 relating to the Debenture was allocated to equity for the beneficial conversion feature ($1,502,645 allocated to equity for the beneficial conversion feature for the 12 months ended May 31, 2011, and $285,714 allocated to equity for the beneficial conversion feature for the 12 months ended May 31, 2012 before default and the exchange for the new secured promissory note occurred). $Nil has been allocated to equity for the beneficial conversion feature for the new secured convertible promissory note, received in exchange for the Debenture on October 27, 2011, and $339,605 has been allocated to the equity component for the beneficial conversion feature on the Note, as modified, for the 12 month period ended May 31, 2012.

Based on this calculation, for the six months ended November 30, 2012, $Nil was allocated to equity for the beneficial conversion feature of the new secured convertible promissory note and the Note (collectively, the “Notes”), as no investor notes were received by the Company during the six month period ended November 30, 2012.

Prior to the date of cancellation of the Debenture on October 27, 2011, on a cumulative basis up to this date, $2,533,331 of the principal and accrued interest was converted into shares of the Company’s common stock by the Lender. During the 12 month period ended May 31, 2012, prior to the cancellation and exchange of the Debenture, the Lender converted $660,115 of the interest and principal into 2,705,000 shares of the Company’s common stock, and subsequent to the date of the exchange, the Lender converted $124,599 of the new secured convertible promissory note interest into 2,655,900 shares of the Company’s common stock, for a total of $784,714 of principal and interest converted during the 12 months ended May 31, 2012.

During the six month period ending November 30, 2012, $94,823 of accrued interest on the new secured convertible promissory note, received in exchange for the Debenture on October 27, 2011, was converted into 11,670,000 shares of the Company’s common stock by the Lender. During the same period, $Nil of principal and accrued interest was converted to equity by the Lender on the Note, as modified.

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

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

4.	Convertible Debt (continued)

For the six month period ended November 30, 2012, a total of $617,127 of interest was expensed to the income statement (inclusive of interest expense of the outstanding balance of the Notes, amortization of deferred cash and non-cash deferred financing costs relating to the Notes (see Note 6), and amortization of the discount on the Note, as modified). For the six month period ended November 30, 2011, $1,518,646 of interest was expensed to the income statement (inclusive of interest expense on the outstanding balance of the Debenture, new secured convertible promissory note and the Note, as modified, amortization of deferred financing costs, and amortization of the debt discount on the Note, as modified).

The following table presents the cumulative totals of both remaining instruments: the Note issued June 16, 2011 and modified on October 27, 2011, and the new secured convertible promissory note received in exchange for the Debenture on October 27, 2011.

	November 30, 2012	May 31, 2012
	(unaudited) $	(audited) $

Principal of liability component outstanding and accrued interest	4,197,246	3,855,328
Unamortized discount	(32,248)	(181,193)
Net carrying amount	4,164,998	3,674,135

5.	Related Party Transactions

a)	As of November 30, 2012, included in accrued liabilities (see Note 3) is $570,804 (May 31, 2012 – $353,154) for salaries owed to the President of the Company.

b)	During the six month period ended November 30, 2012, the Company incurred $13,211 of rent expense to a company related to the President of the Company for rent of office and laboratory space (six month period ended November 30, 2011 – $14,614 of rent expense incurred to two companies related to the President of the Company for rent of office and laboratory space). As at November 30, 2012, $9,970 (May 31, 2012 – $4,923) of rent payable to Globe Laboratories Inc. (“Globe”), a company controlled by an individual related to the President of the Company, is included in accounts payable and accrued liabilities.

c)	On March 15, 2009, the Company entered into a research contract with Globe to engage Globe for research on the sublingual technologies developed by Globe. The Company agreed to pay $50,000 per quarter to Globe from April 1, 2009 until the technology is put into commercial production, or the technologies are sold or sublicensed. As of November 30, 2012, $733,333 in research costs have been accrued under this agreement, of which $700,370 has been paid to Globe.

During the six month period ended November 30, 2012, the Company incurred an additional $63,853 of research and development expense (six month period ended November 30, 2011 – $160,973) for costs incurred to Globe outside the scope of the research contract. As at November 30, 2012, $5,411 (May 31, 2012 – $Nil) of trade amounts payable for research owing to Globe is included in accounts payable and accrued liabilities.

d)	During the six month period ended November 30, 2012, the Company paid $Nil (six month period ended November 30, 2011 – $6,000) to a director of the Company for consulting services.

e)	During the six month period ended November 30, 2012 the Company incurred a loss on sale of equipment of $236,118 (six month period ended November 30, 2011 – $Nil) to a company with a shareholder related to the President of the Company.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

5.	Related Party Transactions (continued)

f)	Effective December 11, 2009, the Company issued an aggregate of 4,000,000 shares of its common stock to the shareholders of Posh, a company controlled by the President of the Company, pursuant to a share exchange agreement dated June 12, 2009. The Company issued the securities to 27 non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. Due to the fact that the two companies were not dealing at arm’s length, and due to the transaction not being in the normal course of business, the transaction was recorded at the carrying value of the company acquired.

The following table sets forth the allocation of the purchase price for the investment in Posh:

Working capital acquired	$(205,685)
Property, plant and equipment	9,916
Patents and rights	22,557
Other long-term assets	68,492
$(104,720)

Consideration:
Common stock of the Company	$(400)
Related party adjustment on purchase charged to deficit	105,120
$104,720

6.	Deferred Financing Costs

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

Based on this calculation $895,250 was recorded as a deferred financing cost on the Debenture and amortized over the term of the Debenture of 48 months and charged to interest expense. On October 27, 2011, pursuant to an exchange agreement with the Lender, the Lender cancelled the Debenture, and issued a new secured convertible promissory note in its place. The remaining balance of unamortized deferred financing costs of $638,209 were expensed on the date of cancellation of the Debenture and categorized on the income statement as loss on extinguishment of debt. As at November 30, 2012, the balance of deferred financing costs relating to the Debenture on the balance sheet is $Nil.

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

November 30, 2012

6.	Deferred Financing Costs (continued)

These warrants were valued at the date of issue of the Note, June 16, 2011, using the Black-Scholes model utilizing the following assumptions:

Risk-free interest rate	1.49%
Expected term to exercise	4.79 years
Expected volatility of	208%
Expected dividend yield	0%

Based on this calculation $241,404 was recorded as a deferred financing cost on the Note and is being amortized over the remaining term of the warrants, expiring June 30, 2016, and charged to interest expense. For the six months ended November 30, 2012, amortization of the non-cash warrants costs and direct cash costs incurred relating to the modified Note total $30,554 (six month period ended November 30, 2011, amortization of the non-cash warrant costs and direct cash costs incurred related to both financings totaled $137,883).

As at November 30, 2012, all deferred financing costs on the balance sheet relate to the Note, as modified.

	November 30, 2012	May 31, 2012
	(unaudited) $	(audited) $

Deferred financing costs	288,372	288,372
Accumulated amortization	(84,700)	(54,145)

Net carrying amount	203,672	234,227

7.	Income Taxes

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

a)	Deferred tax assets and liabilities

	November 30, 2012	May 31, 2012
	(unaudited) $	(audited) $

Property and equipment	9,701	30,309
Intangible assets	878	878
Operating loss carry forwards	4,706,251	3,660,867
Valuation allowance	(4,716,830)	(3,692,054)
Net future tax asset	–	–

Management believes that it is not likely that it will create sufficient taxable income sufficient to realize its deferred tax assets.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

7.	Income Taxes (continued)

b)	Loss carryforwards

The Company has estimated accumulated non-capital losses of approximately $13,450,426 which will expire as follows:

2028	65,168
2029	2,600,315
2030	1,684,864
2031	3,518,100
2032	4,288,510
2033	1,293,469
$13,450,426

8.	Series “A” Preferred Stock

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

As at November 30, 2012, 6,800,000 (May 31, 2012 – 6,800,000) shares are issued and outstanding, at a par value of $0.0001.

9.	Warrants

In March 2010, pursuant to the Company signing an agreement with one investor for a convertible debenture for the principal amount of $4,200,000, the investor and other parties pursuant to the agreement were granted 1,805,991 warrants exercisable to acquire 1,805,991 shares of the Company’s common stock at prices ranging between $0.50 and $1.00 per share, expiring between March 16, 2015 and May 28, 2015. In fiscal 2011, 1,105,991 of the warrants with an exercise price of $1.00 per share were exercised. At November 30, 2012, 700,000 (35,000 post-reverse stock split) (May 31, 2012 – 700,000 (35,000 post-reverse stock split)) warrants were still outstanding.

On June 16, 2011, pursuant to the Company signing an agreement with one investor for a convertible note for the principal amount of $4,338,833, the investor was granted warrants exercisable to acquire shares of the Company’s common stock equal to $250,000. As at November 30, 2012, 6,250,000 (312,500 post-reverse stock split) (May 31, 2012 – 6,250,000 (312,500 post-reverse stock split)) warrants totaling $250,000 were still outstanding.

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

9.	Warrants (continued)

A summary of share purchase warrants outstanding is presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at June 1, 2012	347,500	Note A
Expired	–	–
Exercised	–	–
Issued	–	–
Warrants outstanding at November 30, 2012	347,500	Note A

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

For the six months ending November 30, 2012, compensation cost recorded totaled $119,334 (six month period ended November 30, 2011 – $121,674). The replacement options are exercisable in full over the course of five years from date of grant, with 4% of the total number of options granted to the optionee vesting each month on a monthly basis beginning on the first day of the month following the date of grant, until the option is fully vested.

On October 16, 2012, a director of the Company resigned and his 20,000 options expired on November 16, 2012 (30 days after the date of resignation) in accordance with the terms of his stock option agreement. As of November 30, 2012, 230,400 of the options under the new plan had vested and 9,600 were non-vested.

A summary of stock options outstanding is presented below:

	Number of Options	Weighted Average Exercise Price

Options outstanding at June 1, 2012	260,000	$1.40
Granted	–	–
Exercised	–	–
Expired	(20,000)	–
Options outstanding at November 30, 2012	240,000	$1.40

Kedem Pharmaceuticals Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

November 30, 2012

10.	Stock Options (continued)

The Company has estimated the fair value of each option under the new stock option plan on the date of grant, and at fiscal quarters ended subsequent to the date of modification of November 12, 2010, using the Black-Scholes Options Pricing Model with the following weighted average assumptions:

	November 30, 2012	May 31, 2012
Risk-free interest rate	1.52%	1.52%
Expected life of options	3 years	3.5 years
Expected volatility in the market price of the shares	426%	396%
Expected dividend yield	0.0%	0.0%

11.	Fair Value Measures

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2012 should be read in conjunction with our interim consolidated financial statements and the related notes thereto included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended May 31, 2012.

Revenues

We have not generated any revenues from our inception on April 25, 2006 to November 30, 2012. We do not anticipate generating any revenues until we have developed our products to the point where they are suitable for commercial production. In order to generate revenues, we will incur substantial expenses in the development of our business and current products and the location and acquisition of new healthcare technologies. We therefore expect to incur significant losses for the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operations, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Expenses

For the Three Months Ended November 30, 2012

During the three months ended November 30, 2012, we incurred $370,158 in total operating expenses, including $103,172 in research and development costs, $194,359 in salaries and wages, $53,743 in professional fees, $9,656 in general and administrative expenses and $9,228 in depreciation expenses. During the three months ended November 30, 2011, we incurred total expenses of $688,741, including $270,368 in research and development costs, $208,969 in salaries and wages, $84,367 in professional fees, $95,969 in general and administrative expenses, $18,772 in depreciation expenses and $10,026 in amortization expenses. The decrease in our total operating expenses between the two periods was primarily due to significant decreases in our research and development costs, professional fees and general and administrative expenses, all of which were attributable to an overall decrease in our operations.

Our general and administrative expenses consisted of rent, travel, advertising and promotion, office maintenance, communication expenses and courier and postage costs. Our general and administrative expenses decreased by $86,313 during the three months ended November 30, 2012 compared to the same period in 2011 due to the decrease in our overall operations as described above, and particularly, decreases in our travel and advertising and promotion expenses. Our research and development costs also decreased by $167,466 between the two periods largely as a result of a decrease in our purchases of raw materials for conducting research on our products, while our professional fees decreased by $30,624 primarily due to a decrease in our legal fees. However, our salaries and wages were relatively consistent between the two periods.

During the three months ended November 30, 2012, we incurred a net loss from operations of $370,158, compared to a net loss from operations of $688,741 during the three months ended November 30, 2011. We also incurred $280,725 in interest expense and $28,285 in loss on the disposal of equipment during our most recent fiscal quarter, whereas we incurred $642,032 in interest expense, $970,390 in loss on the extinguishment of debt and $33,708 in loss on the disposal of equipment during the same period in our prior fiscal year. The decrease in our interest expense between the two quarters was primarily due to decreases in the amortization expense of the deferred finance costs and amortization of the discount on a convertible debenture we issued in March 2010, both of which were charged to interest expense. That debenture was cancelled on October 27, 2011 and subsequently replaced with a new secured convertible promissory note on the same date without an associated discount or deferred financing charge balance. The terms of the debenture and note are described more fully in Note 4 and Note 6 of the notes to our interim consolidated financial statements included elsewhere in this quarterly report.

For the Six Months Ended November 30, 2012

During the six months ended November 30, 2012, we incurred $783,813 in total operating expenses, including $220,098 in research and development costs, $388,515 in salaries and wages, $84,889 in professional fees, $62,407 in general and administrative expenses and $27,904 in depreciation expenses. During the same period in 2011, we incurred total operating expenses of $1,413,967, including $624,897 in research and development costs, $389,988 in salaries and wages, $130,465 in professional fees, $221,956 in general and administrative expenses, $26,609 in depreciation expenses and $20,052 in amortization expenses. The decrease in our total expenses between the two periods was primarily due to decreases of $404,799 in our research and development costs, $45,576 in our professional fees and $159,549 in our general and administrative expenses, all of which were attributable to an overall decrease in our operations as described above. However, our salaries and wages were relatively consistent between the two periods.

During the six months ended November 30, 2012, we incurred a net loss from operations of $783,813, compared to a net loss from operations of $1,413,967 during the six months ended November 30, 2011. We also incurred $618,123 in interest expense and a $28,285 loss on the disposal of equipment during our most recent six-month period, whereas we incurred $1,521,821 in interest expense, a $970,390 loss on the extinguishment of debt and a $33,708 loss on the disposal of equipment during the same period in our prior fiscal year. As described above, the decrease in our interest expense corresponds directly to a decrease in the amortization expense of the deferred finance costs and amortization of the discount on a convertible debenture we issued in March 2010, both of which were charged to interest expense. That debenture was cancelled on October 27, 2011 and subsequently replaced with a new secured convertible promissory note on the same date without an associated discount or deferred financing charge balance. The terms of the debenture and note are described more fully in Notes 4 and 6 of the notes to our interim consolidated financial statements included elsewhere in this quarterly report.

From April 25, 2006 (Date of Inception) to November 30, 2012

From our inception on April 25, 2006 to November 30, 2012, we incurred $7,289,778 in total operating expenses, including $2,246,905 in research and development costs, $2,627,611 in salaries and wages, $1,194,901 in professional fees, $1,017,825 in general and administrative expenses, $147,795 in depreciation expenses and $44,972 in amortization expenses. From our inception on April 25, 2006 to November 30, 2012, we incurred a net loss from operations of $7,289,778, as well as $4,959,028 in interest expense, a $970,390 loss on the extinguishment of debt, $251,940 in financing charges, a $240,629 impairment loss on intangible assets and a $121,965 loss on the disposal of equipment, all of which were offset by a $60,000 gain on the settlement of a payable.

Net Loss

During the three months ended November 30, 2012, we incurred a net and comprehensive loss of $679,168, compared to a net and comprehensive loss of $2,334,871 during the three months ended November 30, 2011. Our net loss per share was $0.03 and $0.25 for these periods, respectively.

During the six months ended November 30, 2012, we incurred a net loss of $1,430,221 and a comprehensive loss of $1,436,447, compared to a net loss of $3,939,886 and a comprehensive loss of $3,954,706 during the six months ended November 30, 2011. Our net loss per share was $0.06 and $0.42 for these periods, respectively.

From our inception on April 25, 2006 to November 30, 2012, we incurred a net loss of $13,795,326.

Liquidity and Capital Resources

As of November 30, 2012 we had $54,166 in cash and cash equivalents, $358,849 in total assets, $5,099,948 in total liabilities and a working capital deficit of $5,004,095. As of November 30, 2012 we had an accumulated deficit of $16,635,565.

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

For the Three Months Ended November 30, 2012

During the three months ended November 30, 2012, we spent $205,201 in cash on operating activities, compared to $716,334 in cash spending on operating activities during the three months ended November 30, 2011. The decrease in our cash spending on operating activities during our most recent fiscal quarter was primarily attributable to the decrease in our net loss as described above, as well as a number of adjustments to reconcile our net loss to cash spending on operating activities, notably in the categories of loss on the extinguishment of debt and interest expense on our convertible debt and amortization of deferred finance charges.

We received $22,588 in cash from investing activities during the three months ended November 30, 2012, compared to cash spending of $86,134 on investing activities during the same period in our prior fiscal year. The decrease in our cash spending on investing activities between the two periods was entirely due to the decrease in our purchases of equipment from $86,134 to $1,396 and the $23,984 in proceeds we received from the sale of equipment.

During the three months ended November 30, 2012, we did not receive any net cash from financing activities, whereas we received $290,742 in net cash from financing activities during the three months ended November 30, 2011, including $250,000 in proceeds from previous issuances of convertible debt. Since our inception, we have received $3,888,339 in proceeds from convertible debt and $1,910,018 from the issuance of our common stock.

For the Six Months Ended November 30, 2012

During the six months ended November 30, 2012, we spent $353,475 in cash on operating activities, compared to $1,352,083 in cash spending on operating activities during the six months ended November 30, 2011. The decrease in our cash spending on operating activities during the most recent period was primarily attributable to the decrease in our net loss as described above and decreases in our GST/HST receivable and prepaid expenses, which were counterbalanced to some extent by a number of adjustments to reconcile our net loss to cash spending on operating activities, significantly in the categories of loss on the extinguishment of debt and interest and interest expense on our convertible debt and amortization of deferred finance charges.

We spent $112,709 in cash on investing activities during the six months ended November 30, 2012, compared to cash spending of $192,010 on investing activities during the same period in our prior fiscal year. The decrease in our cash spending on investing activities during the recent period was entirely due to the decrease in our purchases on equipment from $192,010 to $2,122 and the $114,831 in proceeds we received from the sale of equipment.

During the six months ended November 30, 2012, we spent $4 in net cash on financing activities, all of which was in the form of repayments to a related party. During the six months ended November 30, 2011, we received $941,092 in cash from financing activities, including $1,000,000 in proceeds from previous issuances of convertible debt as offset by $58,894 in repayments to shareholders and $14 in repayments to a related party.

Our net cash position decreased by $182,613 during the three months ended November 30, 2012, from $236,779 to $54,166.

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

Going Concern

Our financial statements for the three and six months ended November 30, 2012 have been prepared on a going concern basis and Note 1 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of November 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the course of the preparation of our financial statements for the period ended November 30, 2012, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal controls and disclosure controls and procedures. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2012, the following deficiencies were identified:

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

Accordingly, our management concluded that our disclosure controls and procedures as of November 30, 2012 were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of our equity securities during the period covered by this quarterly report that have not been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 6, 2006)

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on September 10, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.5	Certificate of Change filed with the Secretary of State of Nevada on September 20, 2007 (incorporated by reference from our Form 10-QSB filed on October 15, 2007)

3.6	Certificate of Merger filed with the Secretary of State of Nevada on October 6, 2008 (incorporated by reference from our Form 8-K filed on October 27, 2008)

3.7	Certificate of Designation filed with the Secretary of State of Nevada on June 15, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.8	Certificate of Amendment filed with the Secretary of State of Nevada on June 17, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

3.9	Amended and Restated Bylaws dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.1	Share Cancellation Agreement with Blair Law dated October 2, 2007 (incorporated by reference from our Form 10-K filed on September 12, 2008)

10.2	Return to Treasury Agreement dated September 29, 2008 with Blair Law (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.3	Return to Treasury Agreement dated September 29, 2008 with Blair Law Casting Corp. (incorporated by reference from our Form 8-K filed on October 2, 2008)

10.4	Research Agreement with Globe Laboratories Inc. dated March 15, 2009 (incorporated by reference from our Form 10-Q filed on April 14, 2009)

10.5	Form of Securities Purchase Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.6	Form of Debenture with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.7	Form of Pledge Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.8	Form of Secured Purchase Note with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.9	Form of Warrant with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.10	Form of Escrow Agreement with St. George Investments LLC (incorporated by reference from our Form 8-K filed on March 25, 2010)

10.11	Purchase Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.12	Registration Rights Agreement with Lincoln Park Capital Fund LLC (incorporated by reference from our Form 8-K filed on May 28, 2010)

10.13	Note and Warrant Purchase Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.14	Secured Convertible Promissory Note issued to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.15	Warrant to Purchase Shares of Common Stock granted to the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.16	Security Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.17	Letter of Credit Agreement with the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.18	Escrow Agreement with the Investor and the Escrow Agent dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.19	Form of Secured Buyer Note issued by the Investor dated June 16, 2011 (incorporated by reference from our Form 8-K filed on July 8, 2011)

10.20	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.21	Exchange Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.22	Secured Convertible Promissory Note dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.23	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.24	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.25	Forbearance Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.26	Judgment by Confession dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

10.27	Security Agreement with the Investor dated October 27, 2011 (incorporated by reference from our Form 8-K filed on November 4, 2011)

14.1	Code of Ethics (incorporated by reference from our Form 10-K filed on August 4, 2009)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference from our Form 10-K filed on August 4, 2009)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 31, 2012	KEDEM PHARMACEUTICALS INC.

	By:	/s/ Hassan Salari
Hassan Salari
President, Chief Executive Officer, Secretary, Treasurer, Director (Principal Executive Officer)

